Form 10-Q
period 1995-07-31
HEALTH MANAGEMENT INC/DE
filed 1995-09-13
CIK 791164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              ---------------------


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------


           For Quarter Ended July 31, 1995 Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.
                             -----------------------
               (Exact name of registrant as specified in charter)

        Delaware                                        75-2096632
----------------------------                 --------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
at incorporation)

4250 Veterans Memorial Highway
      Holbrook, New York                                  11741
------------------------------               ---------------------------------

Registrant's telephone number,
including area code:                                  (516) 981-0034
                                             ---------------------------------

                                      None
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes      X         No
                                  -----           -----

As of August 15, 1995, there were outstanding 9,318,959 shares of common stock, $.03 par value

                        This report consists of 18 pages.

                             HEALTH MANAGEMENT, INC.

                                  July 31, 1995

                                TABLE OF CONTENTS


                                                                   Page No.
                                                                   --------
Part I.  FINANCIAL INFORMATION:

         Item 1.  Condensed Consolidated Financial Statements         3

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       3

Part II. OTHER INFORMATION:

         Item 1.  Legal Proceedings                                   15

         Item 2.  Changes in Securities                               15

         Item 3.  Default Upon Senior Securities                      15

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                    15

         Item 5.  Other Information                                   15

         Item 6.  Exhibits and Reports on Form 8-K                   15-16

         SIGNATURES

                                      (2)

Part I.  FINANCIAL INFORMATION

Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.  Financial Statements

RESULTS OF OPERATIONS

Item 1. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         Three Months Ended July 31, 1995 vs. July 31, 1994
         --------------------------------------------------

The Company's revenues were $39,801,779 for the quarter ended July 31, 1995, an increase of $21,683,129 or 119.7%, over revenues of $18,118,650 for the quarter ended July 31, 1994. Revenues generated through the Company's recent acquisitions accounted for approximately $14,000,000 of the increased revenues. The balance of the increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states, ongoing patient referrals from existing referral sources, and the addition of new referral sources over the course of the quarter.

Gross profit margins were 29.0% for the quarter ended July 31, 1995, as compared to 33.9% for the quarter ended July 31, 1994. The decrease in gross profit margin was primarily attributable to the following factors: increases in multiple sclerosis revenues, which presently yield lower margins than have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs, (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance. The Company believes that these trends will continue to affect profit margins in the near term but as the industry moves to HMO and managed care, or back to a single payor, it may be in a position to negotiate for more favorable reimbursement rates.

                                      (3)

Operating expenses as a percentage of revenues increased by 1.1% to 20.2% for the quarter ended July 31, 1995, as compared to 19.1% for the quarter ended July 31, 1994. Total operating expenses were $8,045,823 for the quarter ended July 31, 1995, an increase of $4,594,248 over the quarter ended July 31, 1994. The increase was due to the fact that during the last quarter of the fiscal year ended April 30, 1995 the Company consummated two acquisitions, the principal one being the acquisition of the Clozaril Patient Management Business ("CPMB") from Caremark International, Inc. Operating expenses in connection with these accounted for approximately $2,700,000 of expenses during the quarter ended July 31, 1995. Also, to support the Company's continued expansion payroll-related expenses increased by approximately $550,000. The balance of the increase occurred in distribution, selling and administration expenses.

Operating income was $3,503,345 for the quarter ended July 31, 1995, an increase of $814,836 or 30.3%, compared to operating income of $2,688,509 for the quarter ended July 31, 1994. This increase is a result of the Company's continued revenue growth, offset by decreases in gross profit margins combined with an increase in operating expenses.

Net interest expense for the quarter ended July 31, 1995 was $610,936 an increase of $699,240 compared to net interest income of $88,304 for the quarter ended July 31, 1994. Approximately $590,000 of the increase was due to the interest charges relating to the Company's $24,000,000 debt financing of the CPMB acquisition. The balance of the increase was a result of interest charges on the Company's outstanding line of credit.

Income before income taxes was $2,892,409 for the quarter ended July 31, 1995 an increase of $115,596 or 4.2% compared to $2,776,813 for the quarter ended July 31, 1994.

Net income was $1,702,118 for the quarter ended July 31, 1995, compared to $1,620,213 for the quarter ended July 31, 1994, an increase of $81,905 or 5.1%.

Primary and fully diluted earnings per common share for the quarter ended July 31, 1995, were $.18 compared to $.17 for the quarter ended July 31, 1994. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings was 9,444,919 and 9,321,448 for the quarters ended July 31, 1995 and 1994 respectfully.


                                      (4)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The net decrease of $107,958 in the Company's cash and cash equivalents to $4,454,754 for the quarter ended July 31, 1995, was attributable to net cash provided by operating activities offset by cash used in financing and investing activities. Net cash provided by operating activities increased primarily from net income, accounts payable, inventory, taxes payable, and non-cash adjustments were offset primarily by increases in accounts receivable amounts due from sellers, and decreases in accrued expenses.

Working capital at July 31, 1995, was $39,174,556 an increase of $2,144,701 from April 30, 1995. The major components of the increase were accounts receivable increases of $6,004,924, increase in amounts due from Caremark of $2,055,192 offset by increase in accounts payable of $4,799,873.

The Company borrowed $21,000,000 on a term loan of which $750,000 has been repaid as of July 31, 1995. The term loan bears interest at a rate of .5% above the Alternative Rate Base which approximated 9.0%. The principal is payable over five years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March 31, 1997, $1,250,000 through March 31, 1999 and
$1,000,000 through March 21, 2000.

The Company also has a credit facility of up to $15,000,000 with the same lending institutions which is due in March 1997. As of July 31, 1995 the Company has borrowed $2,750,000 bearing interest at 9%, leaving an availability of $12,250,000 under this line of credit.

In connection with the CPMB acquisition the Company is also obligated on a $3,000,000 subordinated note bearing interest at an annual rate of 8% and matures March 31, 2000.

As of July 31, 1995, days sales outstanding were 96 days down 28 days from 124 days at July 31, 1994. The days sales outstanding calculation was impacted positively by approximately 20 days by the CPMB acquisition.

The company believes its cash flows, working capital, internally generated funds and the funds available under its line of credit is sufficient to meet its working capital needs.

                                      (5)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries


              Index to Condensed Consolidated Financial Statements

                                                              Page No.
                                                              --------
   Balance Sheets as of July 31, 1995 (Unaudited)
   and April 30, 1995 (Audited)                                7 - 8

   Statements of Income for the Three Months
   Ended July 31, 1995 and July 31, 1994 (Unaudited)               9

   Statements of Cash Flows for the Three Months Ended
   July 31, 1995 and July 31, 1994 (Unaudited)               10 - 11

   Statement of Changes in Stockholders' Equity for the
   Three Months Ended July 31, 1995 (Unaudited)                   12

   Notes to Financial Statements                             13 - 14


                                      (6)

                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries

                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                          July 31, 1995    April 30, 1995
                                           ------------    --------------
                                           (Unaudited)       (Audited)

CURRENT ASSETS:
  Cash and Cash Equivalents                $ 4,454,754      $ 4,562,712
  Accounts Receivable, Less Allowance
         for Doubtful Accounts              41,888,278       35,883,354
  Inventories                                9,343,883        9,833,853
  Due from Caremark                          2,055,192             --
  Deferred Taxes                             1,638,469        1,575,300
  Prepaid Expenses and Other                  716,113        1,163,541
                                           -----------     ------------


         Total Current Assets               60,096,689       53,018,760

IMPROVEMENTS and EQUIPMENT, Less
   Accumulated Depreciation and
   Amortization                              2,425,927        2,488,307

EXCESS OF PURCHASE PRICE OVER NET
  ASSETS ACQUIRED                           35,146,280       35,464,260


OTHER                                        1,279,684        1,275,775
                                           -----------     ------------

                                           $98,948,580      $92,247,102
                                           ===========      ===========


            See Notes to Condensed Consolidated Financial Statements


                                      (7)

                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                July 31, 1995    April 30, 1995
                                                -------------    --------------
                                                 (Unaudited)        (Audited)

CURRENT LIABILITIES:
   Accounts Payable                              $16,643,817      $11,843,944
   Accrued Expenses                                  652,691        1,009,694
   Taxes Payable                                     280,956             --
   Current Maturities of Long Term Debt            3,344,669        3,135,267
                                                 -----------      -----------


         TOTAL CURRENT LIABILITIES                20,922,133       15,988,905

Deferred Taxes                                       306,848             --
Long Term Debt, Less Current Maturities           22,919,282       23,191,123
                                                 -----------      -----------

         TOTAL LIABILITIES                        44,148,263       39,180,028
                                                 -----------      -----------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock - $.01 Par Value:
         Shares Authorized - 1,000,000:
         Issued and Outstanding 0                      --               --
  Common Stock - $.03 Par Value:
         Shares Authorized - 20,000,000:
         Issued and Outstanding - 9,319,017
                  and 9,316,017                      279,571          279,481
         Additional Paid-In Capital               38,050,545       38,019,510
         Retained Earnings                        16,470,201       14,768,083
                                                 -----------      -----------

         TOTAL STOCKHOLDERS' EQUITY               54,800,317       53,067,074
                                                 -----------      -----------
                                                 $98,948,580      $92,247,102
                                                 ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                                      (8)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                           Three Months Ended July 31
                           --------------------------

                                            1995              1994
                                            ----              ----
Revenue                                 $ 39,801,779      $ 18,118,650
Cost of Sales                             28,252,611        11,978,566
                                        ------------      ------------
Gross Profit                              11,549,168         6,140,084
                                        ------------      ------------
Operating Expenses:
    Selling                                1,037,081           522,084
    General and
       Administrative                      7,008,742         2,929,491
                                        ------------      ------------
                                           8,045,823         3,451,575
                                        ------------      ------------
 Income from Operations                    3,503,345         2,688,509

Interest expense (Income)                    610,936           (88,304)
                                        ------------      ------------
Income Before Taxes
    on Income                              2,892,409         2,776,813

Taxes on Income                            1,190,291         1,156,600
                                        ------------      ------------
Net Income                              $  1,702,118      $  1,620,213
                                        ============      ============
Earnings Per Common Share:
         Primary and Fully Diluted      $        .18      $        .17

Weighted Average Shares
    Outstanding
         Primary and Fully Diluted         9,444,919         9,321,448


            See Notes to Condensed Consolidated Financial Statements

                                      (9)

                            HEALTH MANAGEMENT, INC.

                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow
                           Three Months Ended July 31
                           --------------------------
                                                           (Unaudited)
                                                      1995              1994
                                                      ----              ----
Cash Flows From Operating
  Activities:
   Net Income                                     $ 1,702,118       $ 1,620,213
   Adjustments to Reconcile Net
       Income to New Cash provided by
         Operating Activities
         Depreciation & Amortization                  690,801           192,215
         Provision for Doubtful Accounts            1,161,812           780,000
         Deferred Taxes                               243,679          (320,000)
         Compensation Under Restricted Stock             --              14,265

   Increase (Decrease) in Cash Flows
         from Changes in Operating
         Assets and Liabilities:
   Accounts Receivable                             (7,166,736)       (3,219,514)
   Inventory                                          489,970          (351,697)
   Other Receivables                               (2,055,192)        1,444,426
   Prepaid Expenses and Other                         316,553             7,081
   Other Assets                                       (86,773)           28,662
   Accounts Payable                                 4,799,873         2,014,231
   Accrued Expenses                                  (357,003)         (468,574)
   Income Tax Payable                                 280,956          (558,608)
                                                   ----------        ----------

Net Cash Provided by
   Operating Activities                                20,058         1,182,700
                                                   ----------        ----------

Cash Flows from Investing Activities:
   Cash Used in Acquisition of PMA                       --            (187,500)
   Capital Expenditures                               (96,702)         (325,448)
                                                   ----------        ----------

     Net Cash (Used in) Investing Activities          (96,702)         (512,948)
                                                   ----------        ----------

            See Notes to Condensed Consolidated Financial Statements

                                      (10)

                            HEALTH MANAGEMENT, INC.

                                And Subsidiaries


            Condensed Consolidated Statement of Cash Flow (Concluded)
                           Three Months Ended July 31
                           --------------------------

                                                            (Unaudited)
                                                      1995               1994
                                                      ----               ----
Cash Flows from Financing Activities:
 Increase in Bank Loan,
    Net of Repayments                                   --              300,000
 Borrowing on credit facility                        750,000               --
 Principal Payments on Long-Term Debt               (812,439)           (84,225)
 Proceeds from Exercise of Stock Options              31,125               --
 Proceeds from Exercise of Warrants                     --              145,800
                                                  ----------        -----------


Net Cash Provided by (Used in)
 Financing Activities                                (31,314)           361,575
                                                  ----------        -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                   (107,958)         1,031,327
Cash and Cash Equivalents, at Beginning
 of Period                                         4,562,712         13,495,480
                                                  ----------        -----------
Cash and Cash Equivalents,
  at End of Period                                $4,454,754        $14,526,807
                                                  ==========        ===========

Supplemental Disclosures of Cash Flow Information:

 Cash Paid for Interest                           $  365,573        $    20,000
 Cash Paid for Taxes                              $  395,880        $ 1,715,208


            See Notes to Condensed Consolidated Financial Statements

                                      (11)

                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries


            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended July 31, 1995

                                   (Unaudited)


                                         Common Stock                   Additional
                                         $.03 Par Value                  Paid-in                  Retained
                                     Shares           Amount             Capital                  Earnings
                                     ------           ------            ----------                --------
Balance, May 1, 1995                9,316,017       $  279,481          $ 38,019,510              $ 14,768,083

Common Stock Issued
   Upon Exercise of
   Stock Options                        3,000               90                31,035                    --


Net Income for the Three
   Months Ended
   July 31, 1995                         --                --                  --                    1,702,118

                                    --------------------------------------------------------------------------

Balance, July 31, 1995              9,319,017        $ 279,571           $38,050,545               $16,470,201
                                    ==========================================================================



            See Notes to Condensed Consolidated Financial Statements

                                      (12)

                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The condensed consolidated financial statements include Health Management, Inc., (the "Company"), (A Delaware corporation) and its wholly-owned subsidiaries Homecare Management, Inc., ("HMI - New York"), a New York corporation, HMI Pennsylvania, Inc., HMI Retail Corp., Inc., HMI PMA, Inc., Health Reimbursement Corp., HMI Maryland, Inc., and HMI Illinois, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's form 10-K for the year ended April 30, 1995. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

Note 2:  Capital Transactions

During the quarter ended July 31, 1995, two employees exercised 3,000 stock options for a total exercise price of $31,125.

Note 3:  Contingency

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Registrant, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. On or about April 14, 1995, APP commenced an adversary proceeding in the United States Bankruptcy Court, Eastern District of New York against the Company and a former employee of APP who is now an employee of the Company (the "Employee"). In its complaint APP claims that the Company offered the Employee employment in order to obtain confidential information from her, that the Company's employment of the Employee constituted interference with APP's contractual relations with its employee and that the Company intends to interfere with other contractual agreements between APP and

                                      (13)
its employees. Damages in excess of $10 million and injunctive relief are sought against the Company. On May 4, 1995, APP sought, and the Court granted, a temporary restraining order against the Employee from divulging confidential or proprietary information regarding APP. On June 7, 1995, a hearing was held at APP's request to enjoin the Employee from disclosing such proprietary information, as well as from becoming employed by or working for the Company. Management believes APP's suits against it to be without merit, intends to defend the proceedings vigorously and believes the outcomes will not have a material adverse effect on the Company's results of operations or financial position.












                                      (14)

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Registrant, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. On or about April 14, 1995, APP commenced an adversary proceeding in the United States Bankruptcy Court, Eastern District of New York against the Company and a former employee of APP who is now an employee of the Company (the "Employee"). In its complaint APP claims that the Company offered the Employee employment in order to obtain confidential information from her, that the Company's employment of the Employee constituted interference with APP's contractual relations with its employee and that the Company intends to interfere with other contractual agreements between APP and its employees. Damages in excess of $10 million and injunctive relief are sought against the Company. On May 4, 1995, APP sought, and the Court granted, a temporary restraining order against the Employee from divulging confidential or proprietary information regarding APP. On June 7, 1995, a hearing was held at APP's request to enjoin the Employee from disclosing such proprietary information, as well as from becoming employed by or working for the Company. Management believes APP's suits against it to be without merit, intends to defend the proceedings vigorously and believes the outcomes will not have a material adverse effect on the Company's results of operations or financial position.

Item 2.  Change in Securities- None

Item 3.  Default Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders  - Not Applicable

Item 5.  Other Information - None

Item 6.  Exhibits and Reports of Form 8-K

(a)      Exhibits

         601 (c)  - Financial Data Schedule

                                      (15)

(b)      Reports on Form 8-K

         Amendment No. 1 on Form 8-K/A, dated July 18, 1995, to the Company's Current Report on Form 8-K, dated April 14, 1994, was filed with the Commission on July 24, 1995,

(i)      Items Reported

         Item 7 - Financial Statements, Pro Forma Financial Statements and Exhibits.

(ii)     Financial Statements Filed

Pro Forma Condensed combined Balance Sheet of the Company and its Subsidiaries as at January 31, 1995 and Pro Forma Condensed Combined Statements of Operations of the Company and its Subsidiaries for the year ended April 13, 1994 and for the nine months ended January 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 5th of September 1995.


                                           HEALTH  MANAGEMENT, INC.

                                         (Registrant)

                                        By:/s/ Clifford E. Hotte
                                           ---------------------------------
                                               Clifford E. Hotte, President
                                               Principal Executive Officer


                                        By:/s/ Drew Bergman
                                           ----------------------------------
                                               Drew Bergman, Treasurer
                                               Principal Financial Officer

                                      (16)

                             HEALTH MANAGEMENT INC.
                          IEM 601(C) OF REGULATION S-K

                                   APPENDIX A

ITEM NUMBER       ITEM DESCRIPTION                                    AMOUNT
-----------       ----------------                                    ------
5-02 (1)          Cash and cash items                               $ 4,454,754
5-02 (2)          Marketable securities                                       0
5-02 (3)(a)(1)    Notes and accounts receivable trade                45,884,543
5-02 (4)          Allowance for doubtful accounts                     3,996,265
5-02 (6)          Inventory                                           9,343,883
5-02 (9)          Total current assets                               60,096,689
5-02 (13)         Property, plant and equipment                       3,992,950
5-02 (14)         Accumulated depreciation                            1,567,023
5-02 (18)         Total assets                                       98,948,580
5-02 (21)         Total current liabilities                          20,922,133
5-02 (22)         Bonds, mortgages and similar debt                  22,919,282
5-02 (28)         Preferred stock--mandatory redemption                       0
5-02 (29)         Preferred stock--no mandatory redemption                    0
5-02 (30)         Common stock                                          279,571
5-02 (31)         Other stockholders equity                          54,520,746
5-02 (32)         Total liabilities and stockholders' equity         98,948,580
5-03 (b)1(a)      Net sales of tangible property                     39,699,884
5-03 (b)1         Total revenue                                      39,801,779
5-03 (b)2(a)      Cost of tangible goods sold                        28,252,611
5-03 (b)2         Total cost and expenses applicable to sales
                  and revenues                                       36,298,434
5-03 (b)3         Other cost and expenses                                     0
5-03 (b)5         Provision for doubtful accounts and notes           1,161,812
5-03 (b)8         Interest and amortization of debt discount            610,936
5-03 (b)10        Income before taxes and other items                 2,892,409
5-03 (b)11        Income tax expense                                  1,190,291
5-03 (b)14        Income/loss continuing operations                   1,702,118
5-03 (b)15        Discontinued operations                                     0
5-03 (b)17        Extraordinary items                                         0
5-03 (b)18        Cumulative effect--changes in
                  accounting principles                                       0
5-03 (b)19        Net income or loss                                  1,702,118
5-03 (b)20        Earnings per share--primary                              0.18
5-03 (b)20        Earnings per share--fully diluted                        0.18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 5th of September 1995.


                                   Health Management, Inc.

                                   (Registrant)




                                   By: /s/ Clifford E. Hotte
                                      -------------------------------------
                                       Clifford E. Hotte, Ph. D.
                                       Principal Executive Officer


                                   By: /s/ Drew Bergman
                                      --------------------------------------
                                       Drew Bergman
                                       Principal Financial Officer







                                      (17)