Form 10-Q
period 1995-10-31
HEALTH MANAGEMENT INC/DE
filed 1995-12-12
CIK 791164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              -------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

         For Quarter Ended October 31, 1995 Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.
                             -----------------------
               (Exact name of registrant as specified in charter)

               Delaware                             75-2096632
    -----------------------------------------------------------------------
    (State or other jurisdiction          (IRS Employer Identification No.)
          of incorporation)

                         4250 Veterans Memorial Highway
                                 Suite 400 West
                         Holbrook, New York                11741
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (516) 981-0034
                                                     -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X    NO
                                  --------   ------

As of November 15, 1995, there were outstanding 9,322,182 shares of common stock, $.03 par value per share.



                       This reports consists of 18 pages.

                                      (1)

                             HEALTH MANAGEMENT, INC.

                                October 31, 1995

                                TABLE OF CONTENTS




                                                                       Page No.
                                                                       --------
Part I.           FINANCIAL INFORMATION:

                  Item 1.  Condensed Consolidated Financial Statements       3

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations     3

Part II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                15

                  Item 2.  Changes in Securities                            15

                  Item 3.  Default Upon Senior Securities                   15

                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                                 15

                  Item 5.  Other Information                                15

                  Item 6.  Exhibits and Reports on Form 8-K            15 - 17

                  SIGNATURES                                                18




                                      (2)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed consolidated financial statements begin on the page following Item 2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended October 31, 1995 vs. October 31, 1994

The Company's revenues were $40,238,092 for the quarter ended October 31, 1995, an increase of $20,150,898 or 100.3% over revenues of $20,087,194 for the three months ended October 31, 1994. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Company's Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.

Gross profit margins were 30.0% for the quarter ended October 31, 1995, as compared to 33.0% for the quarter ended October 31, 1994. The decrease in gross profit margin was primarily attributable to the following factors: increases in multiple sclerosis revenues, which presently yield lower margins than have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance. The Company believes that these trends will continue to affect profit margins in the near term but as the industry moves to HMO and managed care, or back to a single payor, it may be in a position to negotiate for more favorable reimbursement rates.

Operating expenses as a percentage of revenues increased by 2.2% to 19.8% for the quarter ended October 31, 1995, as compared to 17.6% for the quarter ended October 31, 1994. Total operating expenses were $7,957,653 for the quarter ended October 31, 1995, an increase of $4,423,597 over the quarter ended October 31, 1994. The increase was due to the fact that during the last quarter of the fiscal year ended April 30, 1995 the Company consummated two acquisitions, the principal one being the acquisition of the Clozaril Patient Management Business ("CPMB") from Caremark International, Inc. Operating expenses in connection with these acquisitions accounted for approximately $2,800,000 of expenses during the quarter ended October 31, 1995. In addition to support the Company's continued

                                      (3)
expansion, payroll-related expenses increased by approximately $500,000 and selling expenses increased by approximately $200,000. Also non cash expenditures such as depreciation, amortization and bad debt expense increased by approximately $600,000. The balance of the increase occurred in distribution and administration expenses.

Net interest expense for the quarter ended October 31, 1995 was $651,926, an increase of $742,380 compared to net interest income of $90,454 for the quarter ended October 31, 1994. Approximately $520,000 of the increase was due to interest charges relating to the Company's $24,000,000 debt financing of the CPMB acquisition. The balance of the increase was a result of interest charges for the Company's borrowings against it's line of credit.

Net income was $2,038,734 for the quarter ended October 31, 1995, compared to $1,853,348 for the quarter ended October 31, 1994, an increase of $185,386 or 10.0%. The increase in net income was primarily attributable to the increases in Lifecare revenues, increased revenues derived from the Company's acquisitions, offset by a lower gross profit margin, increases in operating and interest expenses.

Primary earnings and fully diluted earnings per common share for the quarter ended October 31, 1995 were $.22 compared to $.20 for the quarter ended October 31, 1994.

Six months ended October 31, 1995 vs. October 31, 1994

Revenues increased for the six months ended October 31, 1995, were $80,039,871 an increase of $41,834,027 or 109.5%, in comparison to revenues for the six months ended October 31, 1994. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.

Gross profit margins were 29.5% for the six months ended October 31, 1995 compared to 33.4% for the same period last year. The decrease in gross profit margin was primarily attributable to the following factors: increases in multiple sclerosis revenues, which presently yield lower margins than have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance. The Company believes that these trends will continue to affect profit margins in the near term but as the industry moves to HMO and managed care, or back to a single payor, it may be in a position to negotiate for more favorable reimbursement rates.

Operating expenses as a percentage of revenues increased by 1.7% to 20.0% for the six months ended October 31, 1995, as compared to 18.3% for the six months ended October 31, 1994. Total operating expenses were $16,003,476 for the six

                                      (4)
months ended October 31, 1995, an increase of $9,017,845 over the six months ended October 31, 1994. Operating expenses in connection with the acquisition that occurred during the last quarter of fiscal year ended April 30, 1995 accounted for approximately $5,500,000 of expenses during the six months ended October 31, 1995. In addition to support the Company's continual expansion, payroll related expenses increased by approximately $1,100,000 and selling expenses increased by approximately $700,000. Also non-cash expenditures such as depreciation, amortization and bad debt expense increased by approximately $1,000,000. The balance of the increase occurred in distribution and administrative expenses.

Net interest expense for the six months ended October 31, 1995 was $1,262,862 an increase of $1,441,620 compared to net interest income of $178,758 for the same period last year. Approximately $1,100,000 of the increase was due to charges relating to the Company's financing of the CPMB acquisition, while the balance of the increase was a result of interest charges for the Company's borrowings against its line of credit.

Net income was $3,740,852 an increase of $267,291 or 7.7% for the six months ended October 31, 1995 compared to net income of $3,473,561 for the same period last year. The increase in net income was primarily attributable to the increases in the Company's Lifecare revenues, increased revenues derived from the Company's acquisitions, offset by a lower gross profit margin, increases in operating and interest expenses.

Primary and fully diluted earnings per share for the six months ended
October 31, 1995 were $.40 as compared to .37 for the same fiscal period last year.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in the Company's cash and cash equivalents of $468,839 to $4,093,873 at October 31, 1995 from April 30, 1995 was attributable to cash used for operating and investing activities offset by net cash provided by financing activities. The Company's continued growth resulted in utilization of cash for operating and capital investing activities. Increases in net income, accounts payable and non-cash adjustments were offset by increases in accounts receivable and inventory.

Working capital at October 31, 1995 was $42,710,874 an increase of $5,681,019 from April 30, 1994. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts of $12,373,040 and inventories of $1,009,713, offset by increases in accounts payable of $6,209,920 and the payment of corporate income taxes.

The Company has borrowed $21,000,000 on a term loan of which $1,500,000 has been repaid as of October 31, 1995. This term loan bears interest at a rate of .5% above the alternative base rate which was 8.75% on October 31, 1995. The principal is payable over 5 years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March 31, 1997, $1,250,000 through
March 31, 1999 and $1,000,000 through March 21, 2000.

                                      (5)

The Company also maintains a credit facility of up to $15,000,000 with the same lending institutions and matures in March 1997. As of October 31, 1995, the Company had borrowed $5,650,000 leaving an availability of $9,350,000 under the line of credit.

In connection with the CPMB acquisition, the Company is also obligated on a $3,000,000 subordinated note payable bearing interest at an annual rate of 8% and matures on March 31, 2000.

As of October 31, 1995, days sales outstanding were 109 down 14 days from 123 days for the quarter ended October 31, 1994. The days sales outstanding was positively impacted by the newly generated revenues arising out of the recent acquisitions.

The Company believes that its working capital, internally generated funds and amounts available under its existing line of credit will be sufficient to meet the Company's capital requirements for at least the foreseeable future.

                                      (6)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries


              Index to Condensed Consolidated Financial Statements

                                                                       Page No.
                                                                       --------

Balance Sheets as of October 31, 1995 (Unaudited)
and April 30, 1995 (Audited)                                             8 - 9

Statements of Income for the Three and Six Months Ended
October 31, 1995 and October 31, 1994 (Unaudited)                           10

Statements of Cash Flows for the Six Months Ended October 31, 1995
and October 31, 1994 (Unaudited)                                         11-12

Statement of Changes in Stockholders' Equity for the Six Months
Ended October 31, 1995 (Unaudited)                                          13

Notes to Financial Statements                                               14










                                      (7)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                                     ASSETS


                                                  October 31, 1995      April 30, 1995
                                                  ----------------      --------------
                                                     (Unaudited)          (Audited)
CURRENT ASSETS:
    Cash and cash equivalents                       $  4,093,873         $  4,562,712
    Accounts Receivable, less allowance for
       doubtful accounts                              48,256,394           35,883,354
    Inventories                                       10,843,566            9,833,853
    Due from Seller                                      403,000                 --
    Deferred Taxes                                     2,084,792            1,575,300
    Prepaid Expenses and Other                           809,989            1,163,541
                                                    ------------         ------------

        Total Current Assets                          66,491,614           53,018,760

IMPROVEMENTS and EQUIPMENT, less
   accumulated depreciation and
   amortization                                        4,171,817            2,488,307

EXCESS OF PURCHASE PRICE OVER
   NET ASSETS ACQUIRED                                34,805,278           35,464,260

OTHER                                                  1,174,566            1,275,775
                                                    ------------         ------------

                                                    $106,643,275         $ 92,247,102
                                                    ============         ============

            See Notes to Condensed Consolidated Financial Statements

                                      (8)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               October 31, 1995    April 30, 1995
                                               ----------------    --------------
                                                 (Unaudited)          (Audited)
CURRENT LIABILITIES:
   Accounts Payable                             $ 18,053,864         $ 11,843,944
   Accrued Expenses                                1,516,148            1,009,694
   Taxes Payable                                     324,620                 --
   Current Maturities of Long Term Debt            3,886,108            3,135,267
                                                ------------         ------------

         TOTAL CURRENT LIABILITIES                23,780,740           15,988,905

Deferred Taxes                                       426,324                 --
Long Term Debt, Less Current Maturities           25,576,410           23,191,123
                                                ------------         ------------

         TOTAL LIABILITIES                        49,783,474           39,180,028
                                                ------------         ------------
COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock - $.01 Par Value:
  Shares Authorized - 1,000,000:
  Issued and Outstanding-0                              --                   --
Common Stock - $.03 Par Value:
  Shares Authorized - 20,000,000:
  Issued and Outstanding -
  9,321,017 and 9,316,017                            279,631              279,481
Additional Paid-In Capital                        38,071,235           38,019,510
Retained Earnings                                 18,508,935           14,768,083
                                                ------------         ------------


         TOTAL STOCKHOLDERS' EQUITY               56,859,801           53,067,074
                                                ------------         ------------
                                                $106,643,275         $ 92,247,102
                                                ============         ============

            See Notes to Condensed Consolidated Financial Statements

                                      (9)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                Three Months Ended                         Six Months Ended
                                                                    October 31,                               October 31,
                                                              1995              1994                    1995              1994
                                                              ----              ----                    ----              ----
Revenue                                                   $40,238,092        $20,087,194             $80,039,871       $38,205,844
Cost of Sales                                              28,169,902         13,464,744              56,422,513        25,443,310
                                                          -----------        -----------             -----------       -----------


Gross Profits                                              12,068,190          6,622,450              23,617,358        12,762,534
                                                          -----------        -----------             -----------       -----------

Operating Expense:
Selling                                                     1,003,250            804,027               2,040,331         1,326,111
General & Administrative                                    6,954,403          2,730,029              13,963,145         5,659,520
                                                          -----------        -----------             -----------       -----------

                                                            7,957,653          3,534,056              16,003,476         6,985,631
                                                          -----------        -----------             -----------       -----------

Income from Operations                                      4,110,537          3,088,394               7,613,882         5,776,903

Interest Expense (Income)                                     651,926            (90,454)              1,262,862          (178,758)
                                                          -----------        -----------             -----------       -----------

Income Before Taxes on Income                               3,458,611          3,178,848               6,351,020         5,955,661

Taxes on Income                                             1,419,877          1,325,500               2,610,168         2,482,100
                                                          -----------        -----------             -----------       -----------

Net Income                                                $ 2,038,734        $ 1,853,348             $ 3,740,852       $ 3,473,561
                                                          ===========        ===========             ===========       ===========
Earnings Per Common Share
     Primary                                                     $.22              $ .20                    $.40             $ .37
     Fully Diluted                                               $.22              $ .20                    $.40             $ .37

Weighted Average Shares Outstanding
     Primary                                                9,405,222          9,332,371               9,425,071         9,326,910
     Fully Diluted                                          9,405,222          9,373,719               9,425,071         9,347,584

            See Notes to Condensed Consolidated Financial Statements

                                      (10)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow
                       For The Six Months Ended October 31
                                  (Unaudited)

                                                                  1995                 1994
                                                                  ----                 ----
Cash flows from operating
   activities:
     Net Income                                              $  3,740,852          $  3,473,561
     Adjustments to reconcile net income to net cash
     used in operating activities
     Depreciation & Amortization                                1,377,394               433,277
     Provision for Doubtful Accounts                            2,776,901             1,201,777
     Deferred Taxes                                               (83,168)             (320,000)
     Compensation Under Restricted Stock                             --                  28,530

     Increase (decrease) in cash flows
     from changes in operating assets
     and liabilities net of effects of acquisition
     of PMA in 1994:
       Accounts receivable                                    (15,149,941)           (6,116,229)
       Inventory                                               (1,009,713)           (1,011,580)
       Prepaid Expenses and Other                                  91,802              (189,015)
       Other Assets                                               (12,535)              (85,658)
       Accounts Payable                                         6,209,920               275,908
       Receivable from Seller                                    (403,000)                 --
       Accrued Expenses                                           506,454              (473,717)
       Income Tax Payable                                         324,620            (1,710,911)
                                                             ------------          ------------
Net cash used in operating
    activities                                                 (1,630,414)           (4,494,057)
                                                             ------------          ------------

Cash flows from investing activities

Capital Expenditures                                           (1,037,034)             (724,600)
Cash used in acquisition of PMA                                      --                (187,500)
Proceeds from closing adjustments of
   the Murray Group                                                  --               1,444,426
                                                             ------------          ------------
Net Cash provided by (used in) Investing activities            (1,037,034)              532,326
                                                             ------------          ------------

            See Notes to Condensed Consolidated Financial Statements

                                      (11)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            Condensed Consolidated Statement of Cash Flow (concluded)
                       For The Six Months Ended October 31
                                   (Unaudited)

                                                        1995                  1994
                                                        ----                  ----
Cash flows from financing activities:
   Increase (Decrease) in bank loan,
      net of repayments                             $  2,150,000          $       --
   Principal payments on long-term debt,                  (3,266)             (117,941)
   Proceeds from exercise of underwriter
      warrants                                              --                 145,800
   Proceeds from exercise of stock options                51,875                  --
                                                    ------------          ------------
Net cash provided by
   financing activities                                2,198,609                27,859
                                                    ------------          ------------
Net increase (decrease) in cash and
  cash equivalents                                      (468,839)           (3,933,872)

Cash and cash equivalents,
   at beginning of period                              4,562,712            13,495,480
                                                    ------------          ------------
Cash and cash equivalents, at end of period         $  4,093,873          $  9,561,608
                                                    ============          ============





Supplemental disclosures of cash flow information:

Cash Paid for Interest                              $    924,511          $     54,215
Cash Paid for Taxes                                 $  2,202,380          $  2,687,683

Supplemental disclosure of non-cash investing activities:

1. The company financed $989,394 of new computer equipment during the six months ended 10/31/95.
2. On May 14, 1994, the Company issued 20,000 shares of non-registered common stocks in connection with the PMA acquisition.

            See Notes to Condensed Consolidated Financial Statements

                                      (12)

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Six Months Ended October 31, 1995

                                           (Unaudited)

                                           Common Stock                  Additional
                                          $.03 Par Value                  Paid-in                   Retained
                                     Shares           Amount              Capital                   Earnings
                                     ------           ------             ----------                 --------
Balance, May 1, 1995                9,316,017       $  279,481          $ 38,019,510               $14,768,083


Common Stock Issued
   Upon Exercise of
   Stock Options                        5,000              150                51,725                        --


Net Income for the Six
   Months Ended
   October 31, 1995                        --               --                    --                 3,740,852



                                    --------------------------------------------------------------------------
Balance, October 31, 1995           9,321,017        $ 279,631           $38,071,235               $18,508,935
                                    =========        =========           ===========               ===========

            See Notes to Condensed Consolidated Financial Statements

                                      (13)

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

Note 2:  Capital Transactions

During the quarter ended October 31, 1995, two employees exercised 5,000 stock options for a total exercise price of $51,875.

Note 3:  Contingency

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. Management believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company. That lawsuit, which was filed on or about April 14, 1995, involved, among others, claims by APP that the Company had offered the employee employment in order to obtain confidential information regarding APP and that the Company's employment of the employee constituted interference with the employee's contract with APP. In that lawsuit, APP sought injunctive relief and damages in excess of $10 million.

                                      (14)

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. Management believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company. That lawsuit, which was filed on or about April 14, 1995, involved, among others, claims by APP that the Company had offered the employee employment in order to obtain confidential information regarding APP and that the Company's employment of the employee constituted interference with the employee's contract with APP. In that lawsuit, APP sought injunctive relief and damages in excess of $10 million.

Item 2.  Change in Securities- None

Item 3.  Default Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of stockholders which was held on October 25, 1995, two matters were submitted to a vote of the stockholders.

     First, the existing five directors of the Company, Clifford E. Hotte, Robert C. Clifton, Virginia Belloise, Andre C. Dimitriadis and David R. Walker, were re-elected for a one-year term.

     Second, the stockholders approved the appointment of BDO Seidman as the Company's independent auditors. 6,919,910 votes were cast in favor of such appointment, 27,429 votes were against and 15,144 were abstention or broken non-votes.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports of Form 8-K

          (a)     Exhibits

                   3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 25, 1986 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-04485).

                   3.2 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 9, 1988 (incorporated by reference to Form 10-K for year ended April 30, 1988).

                                      (15)

                   3.3 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 31, 1992 (incorporated by reference to Registration Statement on Form S-1, No. 33-46996).

                   3.4 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 27, 1994 (incorporated by reference to Form 10-K for year ended April 30, 1995).

                   3.5*    Amended and Restated By-Laws of the Company.

                   27*     Financial Data Schedule - 601 (c)

                   * Filed Herewith.

          (b)     Reports on Form 8-K

                   Amendment No. 1 on Form 8-K/A, dated July 18, 1995, to the Company's Current Report on Form 8-K, dated April 14, 1995, was filed with the Commission on July 24, 1995,

                                      (16)

                             HEALTH MANAGEMENT, INC.

                         ITEM 601 (C) OF REGULATION S-K

                                   APPENDIX A


ITEM NUMBER                ITEM DESCRIPTION                                                             AMOUNT
-----------                ----------------                                                             ------
5-02 (1)                   Cash and cash items                                                   $   4,093,873
5-02 (2)                   Marketable securities                                                             0
5-02 (3) (a) (1)           Notes and accounts receivable trade                                      53,341,252
5-02 (4)                   Allowance for doubtful accounts                                           5,084,858
5-02 (6)                   Inventory                                                                10,843,566
5-02 (9)                   Total current assets                                                     66,491,614
5-02 (13)                  Property, plant and equipment                                             5,922,676
5-02 (14)                  Accumulated depreciation                                                  1,750,859
5-02 (18)                  Total assets                                                            106,643,275
5-02 (21)                  Total current liabilities                                                23,780,740
5-02 (22)                  Bonds, mortgages and similar debt                                        25,576,410
5-02 (28)                  Preferred stock--mandatory redemption                                             0
5-02 (29)                  Preferred stock--no mandatory redemption                                          0
5-02 (30)                  Common stock                                                                279,631
5-02 (31)                  Other stockholders equity                                                56,580,170
5-02 (32)                  Total liabilities and stockholders' equity                              106,643,275
5-03 (b) 1 (a)             Net sales of tangible property                                           79,937,976
5-03 (b) 1                 Total revenue                                                            80,039,871
5-03 (b) 2 (a)             Cost of tangible goods sold                                              56,422,513
5-03 (b) 2                 Total cost and expenses applicable to sales and                          72,425,989
                              revenues
5-03 (b) 3                 Other cost and expenses                                                           0
5-03 (b) 5                 Provision for doubtful accounts and notes                                 1,377,394
5-03 (b) 8                 Interest and amortization of debt discount                                1,262,862
5-03 (b) 10                Income before taxes and other items                                       6,351,020
5-03 (b) 11                Income tax expense                                                        2,610,168
5-03 (b) 14                Income/loss continuing operations                                         3,740,852
5-03 (b) 15                Discontinued operations                                                           0
5-03 (b) 17                Extraordinary items                                                               0
5-03 (b) 18                Cumulative effect--changes in accounting principles                               0
5-03 (b) 19                Net income or loss                                                        3,740,852
5-03 (b) 20                Earnings per share--primary                                                     .40
5-03 (b) 20                Earnings per share--fully diluted                                               .40

                                      (17)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 12th of December 1995.


                                       HEALTH  MANAGEMENT, INC.

                                         (Registrant)

                                       By: /s/ Clifford E. Hotte
                                          ------------------------------------
                                               Clifford E. Hotte, President
                                               Principal Executive Officer





                                       By: /s/ Drew Bergman
                                          ------------------------------------
                                               Drew Bergman, Treasurer
                                               Principal Financial Officer


                                      (18)

                                INDEX TO EXHIBITS

Exhibit
-------
 3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 25, 1986 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-04485).

 3.2 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 9,
          1988).

 3.3 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 31, 1992 (incorporated by reference to Registration Statement of Form S-1, No. 33-46996).

 3.4 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 27, 1994 (incorporated by reference to Form 10-K for your ended April 30, 1995).

 3.5*    Amended and Restated By-Laws of the Company.

 27*     Financial Data Schedule

*Filed Herewith.