Form 10-Q/A
period 1994-07-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended July 31, 1994  Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.

               (Exact name of registrant as specified in charter)

               Delaware                                  75-2096632

         (State or other jurisdiction (IRS Employer Identification No.)
          of incorporation)


                 4250 Veterans Memorial Highway, Suite 400 West

          Holbrook, New York                                   11741
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:            (516) 981-0034



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES     X               NO

As of August 3, 1994, there were outstanding 9,151,343 shares of common stock, $.03 par value.



                             HEALTH MANAGEMENT, INC.

                                  July 31, 1994

                                TABLE OF CONTENTS


                                                       Page No.
Part I.        FINANCIAL INFORMATION:

          Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . .

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . . . .

Part II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . .

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . .

          Item 4.   Submission of Matters to a Vote of
                    Security Holders  . . . . . . . . . . . . . . . . . . . . .

          Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Preliminary Statement

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The financial information for the three months ended July 31, 1994 has been restated. (See note 5 to the Condensed Consolidated Financial Statements.)


Three months ended July 31, 1994 vs. July 31, 1993

The Company's revenues were $17,216,302 for the quarter ended July 31, 1994, an increase of $7,658,878 or 80.1% over revenues of $9,557,424 for the three months ended July 31, 1993. This increase was attributable to both the increase in revenues generated by the acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies, and to increasing revenues in the organ transplant market place.

Gross profit margins were 29.0% for the quarter ended July 31, 1994, as compared
to  34.4% for the quarter ended July 31, 1993.   The gross profit margin
decreased because the gross profit margins in the other chronic disease therapies are lower margins than have been historically achieved.
Operating expenses as a percentage of revenues increased to 26.3% for the quarter ended July 31, 1994, compared to 20.4% for the quarter ended July 31, 1993. This increase is principally due to an increase in the provision for uncollectible accounts receivable of approximately $977,000.

Net income was $303,594, for the quarter ended July 31, 1994, compared to $791,591, for the quarter ended July 31, 1993, a decrease of $487,997 or a 61.6% decrease. The decrease in net income was primarily attributable to the increases in the provision for uncollectible accounts receivable.

Primary earnings and fully diluted earnings per common share for the quarter ended July 31, 1994, were $.03 compared to $.13 and $.12 for the quarter ended July 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The increase in the Company's cash and cash equivalents of $1,031,327 to $14,526,807, at July 31, 1994, was attributable to cash provided by operating and financing activities offset by net cash used in investing activities. Increases in accounts payable were offset by decreases in net income and increases in accounts receivable and inventory. Net cash used in investing activities was attributable to the acquisition of the business of Pharmaceutical Marketing Alliance, Inc. and upgrading of the Company's distribution facilities.

Working capital at July 31, 1994, was $33,281,342, an increase of $948,149, from April 30, 1994. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts of $924,764, and inventories of $351,697, offset by increases in accounts payable of $2,014,231, in the Company's bank line of $300,000, and the collection of $1,444,426 of other receivables.

At July 31, 1994 the Company had a line of credit with a bank in the amount of $5,000,000, collateralized by a first security lien on the Company's assets. The line of credit provided for interest at the bank's prime rate plus .5%. At July 31, 1994, the Company had an outstanding balance under this line of credit of $300,000.

The Company's cash flow depends on its receipt of payments for its products and services, and upon reimbursement from private third-party payors, from federal programs such as Medicare, and from various state Medicaid programs. The Company is paid for products and services it sells directly to individual customers of its pharmacies, to customers covered by third-party prescription plans and most Medicaid patients, either at the time of purchase, or within 30 days of invoice to such payors. Medicare and private-third party insurers generally pay the Company 60 to 90 days after invoicing. Hospitals and clinics to whom the Company sells its products on a wholesale basis, generally pay approximately 90 days after invoicing. The days sales outstanding of the Company's accounts decreased from 145 days at July 31, 1993 to 132 days at July 31, 1994.

In August 1994, the Company signed a Purchase Agreement with Bioject, Inc., granting the Company exclusive rights to distribute a needle-free injection device for use in the home healthcare market. In return, the Company entered into a minimum purchase commitment requiring the purchase of 8,000 units over a two-year period. In accordance with the agreement, the Company issued a standby letter of credit in the amount of $750,000, expiring September 1995. Other than this commitment there are no material commitments regarding capital expenditures.

The Company has funded the growth of its operations and its working capital needs primarily through a public offering, earnings and to a lesser extent, borrowing under a revolving bank line of credit.



                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              Index to Condensed Consolidated Financial Statements


                                                                       Page No.

Balance Sheets as of July 31, 1994 (Unaudited)
and April 30, 1994 (Audited)  . . . . . . . . . . . . . . . . . . . .

Statements of Income for the Three Months Ended
July 31, 1994 and July 31, 1993 (Unaudited) . . . . . . . . . . . . .

Statements of Cash Flows for the Three Months Ended
July 31, 1994 and July 31, 1993 (Unaudited) . . . . . . . . . . . . .

Statement of Changes in Stockholders' Equity for the
Three Months Ended July 31, 1994  (Unaudited) . . . . . . . . . . . .

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                   July 31, 1994   April 30, 1994
                                    (Unaudited)      (Audited)

CURRENT ASSETS:
    Cash and cash equivalents       $ 14,526,807   $ 13,495,480
    Accounts Receivable, less allowance
       for doubtful accounts          23,182,043     22,257,279
    Inventories                        2,615,069      2,341,488
    Other Receivables                         --      1,444,426
    Deferred Taxes                     1,596,000        937,000
    Prepaid Expenses and Other           631,744         71,811

        Total Current Assets          42,551,663     40,547,484

IMPROVEMENTS and EQUIPMENT, less
   accumulated depreciation and
   amortization                          741,538      1,456,557

EXCESS OF PURCHASE PRICE OVER
   NET ASSETS ACQUIRED                10,317,571      9,999,317

OTHER                                    561,084        414,746

                                    $ 54,171,856   $ 52,418,104



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   July 31, 1994   April 30, 1994
                                    (Unaudited)      (Audited)

CURRENT LIABILITIES:
   Bank Loan - Credit Line          $    300,000   $         --
   Accounts Payable                 $  7,251,441   $  5,237,210
   Accrued Expenses                      853,895      1,070,075
   Income Taxes Payable                  624,982      1,759,590
   Current Maturities of Long Term Debt  240,003        147,416

     TOTAL CURRENT LIABILITIES         9,270,321      8,214,291

Long Term Debt, Less Current Maturities   98,999        108,311

     TOTAL LIABILITIES                 9,369,320     8 ,322,602

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock - $.01 Par Value:
  Shares Authorized - 1,000,000:
  Issued and Outstanding -                     -              -
Common Stock - $.03 Par Value:
  Shares Authorized - 20,000,000:
  Issued and Outstanding -
  9,151,431 and 9,104,431 respectively   274,543        273,133
Additional Paid-In Capital            36,341,046     35,953,281
Retained Earnings                      8,229,747      7,926,153
Unearned Restricted Stock Compensation  (42,800)       (57,065)

        TOTAL STOCKHOLDERS' EQUITY  $ 44,802,536   $ 44,095,502

                                    $ 54,171,856   $ 52,418,104



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             Three Months Ended July 31,

                                      1994          1993

Revenue                          $17,216,302    $ 9,557,424
Cost of Sales                     12,230,960      6,273,891

Gross Profit                       4,985,342      3,283,533

Operating Expenses:
  Selling                            522,084        323,169
  General & Administrative         4,006,368      1,628,421

Total Operating Expenses           4,528,452      1,951,590
Income from Operations               456,890      1,331,943
  Interest Expense (Income)         (88,304)         15,352



Income Before Taxes on Income        545,194      1,316,591

Taxes on Income                      241,600        525,000

Net Income                       $   303,594    $   791,591

Earnings Per Common Share:
   Primary                       $       .03    $       .13
   Fully Diluted                 $       .03    $       .12

Weighted Average Share Outstanding
   Primary                         9,321,448      6,124,821
   Fully Diluted                   9,321,448      6,487,447



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE THREE MONTHS ENDED JULY 31
                                   (Unaudited)

                                                      1994                1993

CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net Income                                      $    303,594        $  791,591
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
   Depreciation & Amortization                          154,805            82,072
     Provision for Doubtful Accounts                  1,607,000           630,000
     Deferred Taxes                                   (659,000)         (280,000)
    Loss from disposition of rental equipment           287,287                --
     Compensation Under Restricted Stock                 14,265            14,265

     Increase (decrease) in cash flows
   from changes in operating assets
   and liabilities:
     Accounts Receivable                            (2,531,764)       (4,964,579)
     Inventory                                        (351,697)         (260,908)
       Other Receivables                              1,444,426                --
     Prepaid Expenses and Other                           7,081            12,715
     Other Assets                                        28,662           (6,943)
     Accounts Payable                                 2,014,231         1,418,110
     Accrued Expenses                                 (216,180)          (42,130)
     Income Tax Payable                             (1,134,608)         (556,415)

NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                          968,102       (3,162,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash used in acquisition of PMA                    (187,500)                --
   Capital Expenditures                               (325,448)         (115,837)
   Other Acquisitions                                        --                --
   Proceeds from Sale of Rental Equipment               214,598                --

NET CASH (USED IN) INVESTING ACTIVITIES               (298,350)         (115,837)



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONCLUDED)
                       FOR THE THREE MONTHS ENDED JULY 31
                                   (Unaudited)

                                                1994                1993

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in bank loan,
      Net of Repayments                     $    300,000         $ 1,550,000
   Principal payments on long-term debt         (84,225)             (8,720)
   Proceeds from Issuance of Common Stock             --                 --
   Proceeds from Exercise of Stock Options            --                 500
   Proceeds from Exercise of Warrants            145,800                  --
Net Cash Provided by Financing Activities        361,575           1,541,780

Net Increase (Decrease) in Cash and
  Cash Equivalents                             1,031,327         (1,736,279)

Cash and Cash Equivalents,
   at Beginning of Period                     13,495,480           3,542,974

Cash and Cash Equivalents, at End of
  Period                                    $ 14,526,807         $ 1,806,695






Supplemental disclosures of cash flow information:

Cash Paid for Interest                     $     20,000          $    24,020
Cash Paid for Taxes                         $  1,715,20          $ 1,361,423

Supplemental Disclosure of Non-Cash Investing Activities:

During the quarter, the Company issued 20,000 shares of non-requested common stock in connection with the PMA acquisition.



            See Notes to Condensed Consolidated Financial Statements

                            HEALTH  MANAGEMENT, INC.

                                AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED JULY 31, 1994

                                   (Unaudited)

                             Common Stock
                            $.03 Par Value     Capital Excess   Retained  Unearned Restricted
                            Shares    Amount    of Par Value    Earnings  Stock Compensation

Balance, May 1, 1994      9,104,431  $ 273,133   $ 35,953,281  $7,926,153      $ (57,065)

Common Stock Issued
  Upon Exercise of
  Underwriter's Warrants     27,000        810        144,990

Common Stock Issued
  Upon Acquisition of PMA    20,000        600        242,775

Compensation Under
  Restricted Stock                                                                 14,265

Net Income for the Three
  Months Ended
  July 31, 1994                                                   303,594

                          _______________________________________________________________

Balance, July 31, 1994    9,151,431   $274,543    $36,341,046 $ 8,229,747       $(42,800)



            See Notes to Condensed Consolidated Financial Statements


                            HEALTH  MANAGEMENT, INC.
                                And Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

The condensed consolidated financial statements include Health Management, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiaries Homecare Management, Inc., a New York corporation ("HMI - New York"),
HMI Pennsylvania, Inc., a Delaware corporation, HMI Retail Corp., Inc., a Delaware corporation, HMI PMA, Inc., a Delaware corporation, Health Reimbursement Corp., a Delaware corporation, HMI Maryland, Inc., a Delaware corporation, and HMI Illinois, Inc., a Delaware corporation. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which, in the opinion of Management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1994. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

NOTE 2:   ACQUISITIONS

On June 16, 1994, the Company acquired certain assets of Pharmaceutical Marketing Alliance, Inc. ("PMA") for a total purchase price of $598,375, which is comprised of cash of $355,000, and 20,000 shares of common stock. Should certain performance levels be met on the first, second and third anniversary date, an additional purchase price of $2,954,000 will be paid to the sellers in a combination of cash and stock consideration. Immediately following this acquisition, the Company contributed all of the acquired assets, subject to the assumed liabilities, to HMI PMA, Inc., a newly-formed Delaware corporation wholly-owned by the Company. The Company also entered into three-year employment agreements with three employees of PMA at an aggregate of $225,000 per annum.

NOTE 3:   CAPITAL TRANSACTIONS

On November 18, 1993, the Company completed a secondary public offering of 2,000,000 shares of stock at $12.00 per share. Proceeds from this offering, net of expenses of the offering of $2,017,742 were $21,982,258.

In connection with the acquisition of the business of Murray Pharmaceuticals, Inc., a Pennsylvania corporation, and Murray Pharmaceuticals Too, Inc., a Pennsylvania corporation on April 1, 1994, the Company issued 617,060 shares of non-registered common stock.

On May 26, 1993, the Compensation Committee authorized, and on October 14, 1993 the stockholders approved, the establishment of a shareholder incentive value plan to provide incentives for key employees and members of the Board of Directors. The maximum number of shares issuable under the plan is to be 10% of the issued and outstanding share not to exceed 1,000,000 shares. The exercise period for an option shall not exceed ten years from date of grant, except in the case of a more than 10% stockholder, such period shall not exceed five years. The option price per share shall be not less than the average market value, or in the case of a 10% stockholder with respect to incentive stock options, 110% of fair value on the date of grant.

On May 26, 1993, the Compensation Committee authorized and on October 14, 1993 the stockholders approved the allocation of 420,000 options at an exercise price of $10.375 per share, (except those incentive options issued to stockholders of more than 10% of the shares of the Company, which had an exercise price of $11.41) the market price on the date of the grant, which will vest proportionally over a five-year period to 14 employees.

NOTE 4:  CONTINGENCY

The Company is a defendant in a lawsuit captioned American Preferred Prescription Inc., vs. Homecare Management, Inc., and Preferred, Inc. The suit alleges that the Company and another unrelated defendant improperly obtained confidential information regarding the plaintiff. It is also alleged that the Company and the other defendant interfered with ongoing and potential new contractual relationships of the plaintiff. The plaintiff is seeking damages in excess of $30 million and injunctive relief. This proceeding is in the discovery phase. Management believes this suit to be without merit and intends to defend the proceeding vigorously. In management's opinion, this proceeding will not result in an outcome having a material adverse effect on the Company's results of operations or financial position.

NOTE 5:  SUBSEQUENT EVENTS

In August 1994, the Company signed a Purchase Agreement with Bioject, Inc., granting the Company exclusive rights to distribute a needle-free injection device for use in the home Healthcare market. In return, the Company entered into a minimum purchase commitment requiring the purchase of 8,000 units over a two-year period. In accordance with the agreement, the Company issued a standby letter of credit in the amount of $750,000, expiring September 1995.

NOTE 6:  RESTATEMENT

In February 1996, a Special Committee of the Board of Directors was established to review certain accounting and financial matters. The Special Committee determined that, as a result of certain accounting irregularities, restatements of prior 1995 and 1996 fiscal periods would be required.

As a result of these developments, the Company's auditors withdrew their previously issued unqualified opinion dated July 27, 1995 on the financial statements of the Company for the year ended April 30, 1995.
The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995. A reconciliation of the Company's previously reported net income to the restated net income in the restated financial statements for the three months ended July 31, 1994 is as follows:

THREE MONTHS ENDED JULY 31, 1994

Net Income, as previously reported                   $  1,620,000

Adjustments:
  Overstatement of revenues                             (902,000)
  Overstatement of inventory                            (252,000)

  Understatement of allowance for doubtful accounts   (1,077,000)

  Total adjustments                                   (2,231,000)

  Less Tax benefit of adjustments                         915,000

Net Income, as restated                               $   304,000

Earnings per share of common stock, as
  previously reported - primary and
  fully-diluted                                       $       .17

Adjustments, net of tax benefit                             (.14)

Earnings per share of common stock, as
  restated - primary and fully-diluted               $        .03



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is a defendant in an adversary proceeding which is in the discovery phase which is captioned American Preferred Prescription, Inc. vs. Homecare Management, Inc., and Preferred, Inc., commenced April 1994, in the United States Bankruptcy Court, Eastern District of New York. There have been no material developments that arose during the quarter ended July 31, 1994.

Item 2.   Change in Securities - None

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - None

Item 6.   Exhibits and Reports of Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 30th of April, 1996.

                    HEALTH MANAGEMENT, INC.
                    (Registrant)


                    By:  /s/ James R. Mieszala
                       James R. Mieszala, Acting President
                       (Principal Executive Officer)


                    By:  /s/ Paul Jurewicz
                       Paul Jurewicz, Treasurer, Chief Financial Officer and Executive Vice President
                       (Principal Financial Officer)