Form 10-Q/A
period 1994-10-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


         For Quarter Ended October 31, 1994  Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.
                      (Formerly Homecare Management, Inc.)

               (Exact name of registrant as specified in charter)

                    Delaware                            75-2096632

(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


     4250 Veterans Memorial Highway, Suite 400 West, Holbrook, New York  11741

 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:            (516) 981-0034


                                 Homecare Management, Inc.

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

YES     X               NO

As of November 15, 1994, there were outstanding 9,151,431 shares of common stock, $.03 par value.



                             HEALTH MANAGEMENT, INC.

                                October 31, 1994



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Preliminary Statement

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigations and investigations involving the Company or it management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The financial information for the three months ended October 31, 1994 and the six months ended October 31, 1994 has been restated. (See accompanying note 5 to the Condensed Consolidated Financial Statements.)



Three months ended October 31, 1994 vs. October 31, 1993

The Company's revenues were $20,884,327 for the quarter ended October 31, 1994, an increase of $10,736,486 or 105.8% over revenues of $10,147,841 for the three months ended October 31, 1993. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's organ transplant aftercare business.

Gross profit margins were 29.2% for the quarter ended October 31, 1994, as compared to 34.5% for the quarter ended October 31, 1993. The decrease in gross profit margin was primarily attributable to restatements of current year cost of sales.

Operating expenses as a percentage of revenues increased to 21.0% for the quarter ended October 31, 1994, compared to 19.6% for the quarter ended October 31, 1993. This increase is attributable to an increased provision in the allowance for doubtful accounts of approximately $900,000.

Net income was $1,044,913 for the quarter ended October 31, 1994, compared to $890,456 the quarter ended October 31, 1993, an increase of $154,457 or 17.3%. The increase in net income was primarily attributable to the increases in Lifecare revenues, increased revenues derived from the Company's acquisitions, and certain economies of scale achieved in consolidating these recent acquisitions, offset by the increase in allowance for doubtful accounts.

Primary earnings and fully diluted earnings per common share for the quarter ended October 31, 1994 were $.11 compared to $.14 for the quarter ended October 31, 1993.

Six months ended October 31, 1994 vs. October 31, 1993

Revenues increased $18,395,364 to $38,100,629 for the six months ended October 31, 1994, an increase of 93.4%, in comparison to revenues for the six months ended October 31, 1993. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the organ transplant aftercare business.

Gross profit margins were 29.1% for the six months ended October 31, 1994
compared to   34.5% for the same period last year. The decrease in gross profit margin was primarily attributable to restatements of current year cost of sales.

Operating expenses as a percentage of revenues increased to 23.4% for the six months ended October 31, 1994, compared to 20.0% for the six months ended October 31, 1993. This increase is principally attributable to an increase of the provision in the allowance for doubtful accounts of approximately $1.7 million. Income before taxes on income decreased $458,895 to $2,351,887. The decrease is primarily attributable to the increased provisions for doubtful accounts receivable.

Net income was $1,347,787, a decrease of $334,260 or 19.9% for the six months ended October 31, 1994 compared to net income of $1,682,047 for the same period last year.

Primary and fully diluted earnings per share for the six months ended October 31, 1994 were $.14 and $.14 respectively as compared to $.27 and $.26 for the same fiscal period last year.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in the Company's cash and cash equivalents of $3,933,872 to $9,561,608 at October 31, 1994 was attributable to cash used for operating activities and offset by net cash provided by investing and financing activities. The Company's continued growth resulted in utilization of cash for operating activities. Increases in accounts payable, accrued expenses and non-cash adjustments were offset by decrease in net income, increases in accounts receivable, inventory and the payment of corporate income taxes.

Working capital at October 31, 1994 was $35,798,655, an increase of $3,465,462 from April 30, 1994. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts and increases in deferred taxes offset by decreases in income taxes payable.

At October 31, 1994, the Company had a line of credit with a bank in the amount of $5,000,000 collateralized by a first security lien on the Company's assets. The line of credit provided for interest at the bank's prime rate plus .5%. At October 31, 1994, the Company did not have an outstanding balance under this line of credit.

The Company's cash flow depends on its receipt of payments for its products and services and upon reimbursement from private third-party payors, from federal programs such as Medicare and from various state Medicaid programs. The Company is paid for products and services it sells directly to individual customers of its pharmacies, to customers covered by third-party prescription plans and most Medicaid patients either at the time of purchase or within 30 days of invoice to such payors. Medicare and private third-party insurers generally pay the Company 60 to 90 days after invoicing. Hospitals and clinics to whom the Company sells its products on a wholesale basis generally pay approximately 90 days after invoicing. The days sales outstanding of the Company's accounts decreased from 155 days at October 31, 1993, to 117 at October 31, 1994.

In August, 1994 the Company signed a purchase agreement with Bioject, Inc., granting the Company exclusive rights to distribute a needleless injection device for use in the home healthcare market. In return, the Company entered into a minimum purchase commitment requiring the purchase of 8,000 units over a two year period. In accordance with the agreement, the Company issued a standby letter of credit in the amount of $750,000, expiring September, 1995. Other than this commitment there are no material commitments regarding capital expenditures.

The Company has funded the growth of its operations and its working capital needs primarily through a public offering , earnings and to a lesser extent, borrowings under a revolving bank line of credit.



                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements



                                                       Page No.

Balance Sheets as of October 31, 1994 (Unaudited)
and April 30, 1994 (Audited)  . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Income for the Three and Six Months Ended
October 31, 1994 and October 31, 1993 (Unaudited) . . . . . . . . . . . . . . .

Statements of Cash Flows for the Six Months Ended October 31, 1994
and October 31, 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . .

Statement of Changes in Stockholders' Equity for the Six Months
Ended October 31, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                         October 31,       April 30,
                                             1994            1994

                                         (Unaudited)       (Audited)

 CURRENT ASSETS:

      Cash and cash equivalents          $ 9,561,608      $13,495,480

      Accounts Receivable, less
      allowance for doubtful accounts     25,516,672       22,257,279

      Inventories                          2,828,068        2,341,488

      Other receivables                            -        1,444,426

      Deferred Taxes                       2,121,000          937,000

      Tax Refund Receivable                  565,321                -

      Prepaid Expenses and Other             277,694           71,811

           Total Current Assets           40,870,363       40,547,484


 IMPROVEMENTS and EQUIPMENT,
      less accumulated depreciation and
      amortization                         1,544,139        1,456,557


 EXCESS OF PURCHASE PRICE OVER NET
 ASSETS ACQUIRED                          10,406,905        9,999,317


 OTHER                                       450,999          414,746



                                         $53,272,406      $52,418,104


            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                           October 31, 1994   April 30, 1994
                                                (Unaudited)        (Audited)

 CURRENT LIABILITIES:
   Accounts Payable:                              5,513,118        5,237,210
   Accounts Salaries and Bonuses                    318,877          356,678
   Accrued Expenses                               1,274,131          713,397
   Income Taxes Payable                                ----        1,759,590
   Current Maturities of Long Term Debt             231,553          147,416


      TOTAL CURRENT LIABILITIES                   5,071,708        8,214,291


 LONG TERM DEBT, Less Current Maturities             73,733          108,311



      TOTAL LIABILITIES                           7,411,412        8,322,602


 COMMITMENTS


 STOCKHOLDERS' EQUITY:
   Preferred Stock - $.01 par value:
     shares authorized - 1,000,000:
     issued and outstanding
   Common Stock - $.03 par value:
     shares authorized - 20,000,000:
     issued and outstanding -
     9,151,431 and 9,104,431                        274,543          273,133
   Additional Paid-In-Capital                    36,341,046       35,953,281
   Retained Earnings                              9,273,940        7,926,153
   Unearned Restricted Stock Corporation           (28,535)         (57,065)


      TOTAL STOCKHOLDERS' EQUITY                 45,860,994       44,095,502

                                                $53,272,406      $52,418,104



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                              Three Months Ended            Six Months Ended
                                  October 31,                  October 31,
                              1994          1993          1994             1993

Revenue                   $20,884,327   $10,147,841   $38,100,629    $19,705,265
Cost of Sales              14,781,442     6,640,964    27,012,402     12,914,855

Gross Profits               6,102,885     3,506,877    11,088,227      6,790,410

Operating Expense:
Selling                       804,027       468,488     1,326,111        791,657
General & Administrative    3,582,619     1,520,338     7,588,987      3,148,759

Total Operating Expenses    4,386,646     1,988,826     8,915,098      3,940,416
Income From Operations      1,716,239     1,518,051     2,173,129      2,849,994
Interest Expense/(Income)    (90,454)        23,860     (178,758)         39,212

Income Before Taxes on
   Income                   1,806,693     1,494,191     2,351,887      2,810,782

Taxes on Income               762,500       603,735     1,004,100      1,128,735

Net Income                $ 1,044,193   $   890,456   $ 1,347,787    $ 1,682,047


Earnings Per Common Share
    Primary               $       .11   $       .14   $       .14    $       .27
    Fully Diluted         $       .11   $       .14   $       .14    $       .26

Weighted Average Shares
   Outstanding
    Primary                 9,332,371     6,319,650     9,326,910      6,222,236
    Fully Diluted           9,373,719     6,605,361     9,347,584      6,546,404



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Statement of Cash Flow
                       For The Six Months Ended October 31

                          (Unaudited)

                                                     1994            1993

 Cash flows from operating
   activities:
     Net Income                                   $1,347,787      $1,682,047
     Adjustments to reconcile net
     income to net cash used
     in operating activities
     Depreciation & Amortization                     358,457         164,829
     Provision for Doubtful Accounts               2,918,777         821,000
     Deferred Taxes                              (1,024,000)       (352,000)
     Loss from Disposition of Rental                 287,287            ----
       Equipment                                      28,530          28,530
     Compensation Under Restricted Stock
     Increase (decrease) in cash flows
       from changes in operating assets
       and liabilities net of effects of
       acquisition of PMA:
         Accounts receivable                     (6,178,170)     (7,134,963)
         Inventory                                 (486,580)       (438,888)
         Prepaid Expenses and Other                (189,015)          18,613
         Other Assets                               (85,658)           5,195
         Accounts Payable                            275,908       2,972,885
         Accrued Bonus                              (37,801)         103,739
         Accrued Expenses                          (560,734)        (66,358)
         Income Tax Payable,                     (2,484,911)         119,312
             Net of Tax Refund Receivable

 Net cash used in operating
   activities                                    (4,708,655)     (2,076,059)
 Cash flows from investing activities:
 Capital Expenditures                              (724,600)       (250,478)
 Cash used in acquisition of PMA                   (187,500)            ----
 Proceeds from closing adjustments of
   the Murray Group                                1,444,426            ----
 Proceeds from Sale of Rental Equipment              214,598            ----
 Net Cash provided by (used in)
   Investing activities                              746,924       (250,478)


            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Cash Flow (concluded)
                       For The Six Months Ended October 31
                                   (Unaudited)

                                                 1994         1993

Cash flows from financing activities:
   Increase in bank loan,
      net of repayments                                -    1,000,000
   Principal payments on long-term debt,       (117,941)     (16,309)
   Proceeds from exercise of underwriter
      warrants                                   145,800            -
   Proceeds from exercise of stock options             -        9,996
   Deferred Registration Fees                          -     (73,849)

Net cash provided by
   financing activities                           27,859      919,838

Net decrease in cash and
   cash equivalents                          (3,933,872)  (1,406,699)

Cash and cash equivalents,
   at beginning of period                     13,495,480    3,542,974

Cash, at end of period                       $ 9,561,608  $ 2,136,275

Supplemental disclosures of cash flow information:

Cash Paid for Interest                       $    54,215  $    67,544
Cash Paid for Taxes                          $ 2,687,683  $ 1,361,423

Supplemental disclosure of non-cash investing activities:

On May 14, 1994 the Company issued 20,000 shares of non-registered common stock in connection with the PMA acquisition.



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statement of Stockholders'
                Equity for the Six Months Ended October 31, 1994

                                   (Unaudited)

                                                                       Unearned
                                Common Stock     Capital              Restricted
                               $.03 Par Value   Excess of  Retained      Stock
                             Shares    Amount   Par Value  Earnings Compensation

Balance, May 1, 1994        9,104,431 $273,133 $35,953,281 $7,926,153 $(57,065)

Common stock issued upon
   exercise of
   underwriter's warrants      27,000      810     144,990

Common stock issued upon
   acquisition of PMA          20,000      600     242,775

Compensation under
   restricted stock                                                      28,530

Net Income for the Six
   Months Ended
   October 31, 1994                                         1,347,787
Balance, October 31, 1994   9,151,431 $274,543 $36,341,046$ 9,273,940 $(28,535)



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:         Basis of Presentation

The condensed consolidated financial statements include Health Management, Inc., formerly Home Care Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries Home Care Management, Inc., a New York corporation ("HMI - New York"), HMI Pennsylvania, Inc., a Delaware corporation, HMI Retail Corporation, a Delaware corporation, and HMI PMA, Inc., a Delaware corporation. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein are unaudited and include all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, [1994]. The results of operations for the interim periods are not necessarily indicative of the operating results for the whole year.

Note 2:                   Acquisition

On June 16, 1994, the Company acquired certain assets of Pharmaceutical Marketing Alliance, Inc. ("PMA") for a total purchase price of $598,375, which is comprised of cash of $187,500, note payable of $187,500 and 20,000 shares of common stock. Should certain performance levels be met on the first, second and third anniversary date, an additional purchase price of $2,954,000 will be paid to the sellers in a combination of cash and stock consideration. Immediately following this acquisition, the Company contributed all of the acquired assets, subject to the assumed liabilities, to HMI PMA, Inc., a newly formed Delaware corporation which is wholly-owned by the Company. The Company also entered into three-year employment agreements with three employees of PMA for an aggregate base salary of $225,000 per annum.

Note 3:         Capital Transactions

In connection with the acquisition on April 1, 1994 of Murray Pharmacy, Inc., a Pennsylvania corporation, and Murray Pharmacy Too, Inc., a Pennsylvania corporation, the Company issued 617,060 shares of non-registered common stock.

On November 18, 1993, the Company completed a secondary public offering of 2,000,000 shares of stock at $12.00 per share. Proceeds from this offering, net of expenses of the offering of $2,017,742 were $21,982,258.

On May 26, 1993, the Compensation Committee authorized the allocation of 420,000, options at an exercise price of $10.375 per share (except for incentive stock options issued to stockholders of more than 10% of the shares of the Company, which had an exercise price of $11.41 per share) the market price on the date of the grant, which will vest proportionally over a five-year period to 14 employees.

On May 26, 1993, the Compensation Committee authorized and on October 14, 1993, the stockholders approved, the establishment of a shareholder incentive value plan to provide incentives for key employees and members of the Board of Directors. The maximum number of shares issuable under the plan is to be 10% of the issued and outstanding shares not to exceed 1,000,000, shares. The exercise period for an option shall not exceed ten years from date of grant, except in the case of a more than 10% stockholder, when such period shall not exceed five years. The option price per share shall be not less than the average market value, or in the case of incentive stock options to a 10% stockholder, 110% of fair value on the date of grant.

Note 4:                   Contingency

The Company is a defendant in a law suit captioned American Preferred Prescription, Inc., vs. Homecare Management, Inc., and Preferred Rx, Inc. The suit alleges that the Company and another unrelated defendant improperly obtained confidential information regarding the plaintiff. It is also alleged that the Company and the other defendant interfered with ongoing and potential new contractual relationships of the plaintiff. The plaintiff is seeking damages in excess of $30 million and injunctive relief. This proceeding is in the discovery phase. Management believes this suit to be without merit and intends to defend the proceeding vigorously. In Management's opinion, this proceeding will not result in an outcome having a material adverse effect on the Company's results of operations or financial position.

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

The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995. A reconciliation of the Company's previously reported net income to the restated net income in the restated financial statements for the three months ended October 31, 1994 and for the six months ended October 31, 1994 is as follows:

                                             Three Months       Six Months
                                                Ended              Ended
                                             October 31,        October 31,
                                                 1994              1994


    Income, as previously reported           $ 1,853,000        $ 3,474,000

    ADJUSTMENTS:

      Understatement of revenues                 797,000          (105,000)

      Overstatement of inventory and
         understatement of purchases         (1,317,000)        (1,569,000)

      Understatement of allowance for
         doubtful accounts                     (852,000)        (1,930,000)

      Total adjustments                      (1,372,000)        (3,604,000)

      Less tax benefit of adjustments            563,000          1,478,000

    Income, as restated                      $ 1,044,000        $ 1,348,000


    Earnings per share of common stock, as
      previously reported - primary and
      fully-diluted                          $       .20        $       .37

    Adjustments, net of tax benefit                (.09)              (.23)

    Earnings per share of common stock, as
      restated - primary and fully-diluted   $       .11        $       .14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is a defendant in an adversary proceeding, in the discovery phase, American Preferred Prescription, Inc., vs. Homecare Management, Inc., and Preferred Rx, Inc., commenced April, 1994, in the United States Bankruptcy Court, Eastern District of New York. There have been no material legal proceedings that commenced or arose during the quarter ended October 31, 1994

Item 2.   Change in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 30th day of April, 1996.

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