Form 10-Q/A
period 1995-01-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended January 31, 1995  Commission File No. 0-18472

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

                      YES     X               NO

  As of March 7, 1995, there were outstanding 9,265,130 shares of common stock,
                            $.03 par value per share.



                             HEALTH MANAGEMENT, INC.

                                January 31, 1995

                                TABLE OF CONTENTS



                                                                        Page No.

Part I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

Part II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings

          Item 2.   Changes in Securities

          Item 3.   Defaults Upon Senior Securities

          Item 4.   Submission of Matters to a Vote of
                    Security Holders

          Item 5.   Other Information

          Item 6.   Exhibits and Reports on Form 8-K

          SIGNATURES



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The financial information for the three months ended January 31, 1995 and for the nine months ended January 31, 1995 has been restated. (See accompanying
Note 7 to the Condensed Consolidated Financial Statements.)

Three months ended January 31, 1995 vs. January 31, 1994

The Company's revenues were $21,981,823 for the quarter ended January 31, 1995, an increase of $11,161,336 or 103.2% over revenues of $10,820,487 for the three months ended January 31, 1994. This increase was attributable principally to the increase in revenues generated by the acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies, to continued growth in the Company's organ transplant aftercare business, and an increase in revenues from the sale of infertility products.
Gross profit margins were 31.0% for the quarter ended January 31, 1995, as compared to 35.0% for the quarter ended January 31, 1994. The decrease in gross profit margin was primarily attributable to increases in Clozaril and Betaseron revenues, which presently yield lower margins than have been historically achieved by the Company from other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs and a increase in the number of transplant patients receiving immunosuppressant drug benefits from Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period.

Operating expenses as a percentage of revenues increased to 21.1% for the quarter ended January 31, 1995, compared to 20.1% for the quarter ended January 31, 1994.

Net income was $1,455,119 for the quarter ended January 31, 1995, compared to $1,062,699 the quarter ended January 31, 1994, an increase of $392,420 or 36.9%. The increase in net income was primarily attributable to the increases in Lifecare revenues, increased revenues derived from the Company's acquisitions offset by an increase in the allowance for doubtful accounts, and certain economies of scale achieved in consolidating these recent acquisitions.

Primary earnings and fully diluted earnings per common share for the quarter ended January 31, 1995 were $.15 compared to $.13 for the quarter ended January 31, 1994.

Nine months ended January 31, 1995 vs. January 31, 1994

The Company's revenues were $60,082,452 for the nine months ended January 31, 1995, an increase of $29,556,700 or 96.8% over revenues of $30,525,752 for the nine months ended January 31, 1994. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies to continued growth in the Company's organ transplant aftercare business, and an increase in revenues from the sale of infertility products.

Gross profit margins were 29.8% for the quarter ended January 31, 1995, as compared to 34.7% for the nine months ended January 31, 1994. The decrease in gross profit margin was primarily attributable to increases in Clozaril and Betaseron revenues, which presently yields lower margins than have been historically achieved by the Company from other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs, and a increase in the number of transplant patients receiving immunosuppressant drug benefits from Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period.

Operating expenses as a percentage of revenues increased to 22.6% for the nine months ended January 31, 1995, compared to 20% for the nine months ended January 31, 1994. This increase is attributable to an increased provision for the allowance for doubtful accounts of approximately $2.7 million.

Net income was $2,802,906 for the nine months ended January 31, 1995, compared to $2,744,746 the nine months ended January 31, 1994, an increase of $58,160 or 2.1%.

Primary earnings and fully diluted earnings per common share for the nine months ended January 31, 1995 were $.30 compared to $.40 and $.38, respectively for the nine months ended January 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The decrease in the Company's cash and cash equivalents of $6,443,591 to $7,051,889 at January 31, 1995 was attributable to cash used in operating activities and financing activities offset by net cash provided by investing. The Company's continued growth resulted in utilization of cash for operating activities. Increases in net income, accounts payable and non-cash adjustments were offset by increases in accounts receivable, inventory and the payment of corporate income taxes.

Working capital at January 31, 1995 was $33,597,706, an increase of $1,264,513 from April 30, 1994. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts of $5,062,033, and inventories of $1,660,678, offset by increases in accounts payable of $447,897, an obligation due the sellers of $1,812,500 and the payments of net corporate income taxes of $2,228,558.

The Company presently has a line of credit with a bank in the amount of $5,000,000, collateralized by a security interest on the Company's assets. The line of credit provides for interest at the bank's prime rate plus .5%. At January 31, 1995, the Company did not have an outstanding balance under this line of credit.

The Company's cash flow depends on its receipt of payments for its products and services and upon reimbursement from private third-party payors, from federal programs such as Medicare and from various state Medicaid programs. The Company is paid for products and services it sells directly to individual customers of its pharmacies, to customers covered by third-party prescription plans and most Medicaid patients either at the time of purchase or within 30 days of invoice to such payors. Medicare and private third-party insurers generally pay the Company 60 to 90 days after invoicing. Hospitals and clinics to whom the Company sells its products on a wholesale basis generally pay approximately 90 days after invoicing. The days sales outstanding of the Company's accounts decreased from 151 days at January 31, 1994, to 117 days at January 31, 1995.

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

Subsequent to January 31, 1995 the Company has entered into a definitive agreement to acquire the Clozaril Patient Management Business from Caremark, Inc. for approximately $34 million. (See Note 6.)

The Company has funded the growth of its operations and its working capital needs primarily through a public offering, earnings and to a lesser extent, periodic borrowings under a revolving bank line of credit.

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements



                                                            Page No.

Balance Sheets as of January 31, 1995 (Unaudited) and April 30, 1994 (Audited)

Statements of Income for the Three and Nine Months Ended
January 31, 1995 and January 31, 1994 (Unaudited)
Statements of Cash Flows for the Nine Months Ended January 31, 1995 and January 31, 1994 (Unaudited)

Statement of Changes in Stockholders' Equity for the Nine Months
Ended January 31, 1995 (Unaudited)

Notes to Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          January 31, 1995   April 30, 1994
                                             (Unaudited)        (Audited)

CURRENT ASSETS:
    Cash and cash equivalents              $  7,051,889       $13,495,480
    Accounts Receivable, less allowance for
       doubtful accounts                     27,703,483        22,257,279
    Inventories                               4,455,233         2,341,488
    Other receivables                               -0-         1,444,426
    Deferred Taxes                            2,169,000           937,000
    Tax Refund Receivable                     1,439,968                 -
 Prepaid Expenses and Other                     578,656            71,811
    Total Current Assets                     43,398,229        40,547,484

IMPROVEMENTS and EQUIPMENT, less
   accumulated depreciation and
   amortization                               1,925,360         1,456,557

EXCESS OF PURCHASE PRICE OVER
   NET ASSETS ACQUIRED                       12,775,199         9,999,317

OTHER                                           494,007           414,746

                                           $ 58,592,795     $  52,418,104



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          January 31, 1995   April 30, 1994
                                             (Unaudited)        (Audited)

CURRENT LIABILITIES:
    Accounts Payable                  $       5,844,834     $   5,237,210
    Accrued Salaries and Bonuses                506,399           356,678
    Accrued Expenses                          1,487,206           713,397
    Income Taxes Payable                              -         1,759,590
    Payable to Seller of Maryland             1,812,500                 -
    Current Maturities of Long Term Debt        149,584           147,416

     TOTAL CURRENT LIABILITIES                9,800,523         8,214,291

LONG TERM DEBT, Less Current Maturities          80,919           108,311

           TOTAL LIABILITIES                  9,881,442         8,322,602

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred Stock - $.01 par value:
      shares authorized - 1,000,000:
      issued and outstanding

   Common Stock - $.03 par value:
      shares authorized - 20,000,000:
      issued and outstanding - 9,264,188
      and 9,104,431                             277,926           273,133
    Additional Paid-In Capital               37,718,638        35,953,281
    Retained Earnings                        10,729,059         7,926,153
    Unearned Restricted Stock Compensation     (14,270)          (57,065)

     TOTAL STOCKHOLDERS' EQUITY              48,711,353        44,095,502

                                           $ 58,592,795      $ 52,418,104



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                              Three Months Ended     Nine Months Ended
                                January 31,            January 31,
                            1995        1994         1995        1994

Revenue                 $ 21,981,823$ 10,820,487 $ 60,082,452 $ 30,525,752
Cost of Sales             15,168,383   7,030,867   42,180,785   19,945,722

Gross Profits              6,813,440   3,789,620   17,901,667   10,580,030

Operating Expense:
  Selling                    693,309     469,256    2,019,420    1,260,913
  General & Administrative 3,940,568   1,700,979   11,529,555    4,849,738
Total Operating Expenses   4,633,877   2,170,235   13,548,975    6,110,651

Income From Operations     2,179,563   1,619,385    4,352,692    4,469,379

  Interest Expense (Income) (68,556)   (147,579)    (247,314)    (108,367)


Income Before Taxes on
  Income                   2,248,119   1,766,964    4,600,006    4,577,746

Taxes on Income              793,000     704,265    1,797,100    1,833,000

Net Income               $ 1,455,119 $ 1,062,699  $ 2,802,906  $ 2,744,746


Earnings Per Common Share
     Primary                   $ .15       $ .13        $ .30        $ .40
     Fully Diluted             $ .15       $ .13        $ .30        $ .38

Weighted Average Shares
   Outstanding
     Primary               9,426,133   8,175,753    9,399,984    6,873,378
     Fully Diluted         9,426,133   8,368,544    9,413,767    7,153,784



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE NINE MONTHS ENDED JANUARY 31
                                   (Unaudited)

                                                    1995          1994

Cash flows from operating activities:
       Net Income                               $ 2,802,906  $  2,744,746
       Adjustments to reconcile net
        income to net cash used
        in operating activities
      Depreciation & Amortization                   531,398       254,745
      Provision for Doubtful Accounts             4,424,700     1,181,000
      Deferred Taxes                             (1,232,000)     (460,000)
      Compensation Under Restricted Stock            42,795        42,795
      Loss from Disposition of Rental Equipment     287,287             -

      Increase (decrease) in cash flows
      from changes in operating assets
      and liabilities, net of acquisition of
      retail pharmacy in Baltimore
       Accounts receivable                       (9,486,733)   (8,233,879)
       Inventory                                 (1,660,678)     (273,287)
       Prepaid Expenses and Other                  (489,977)     (127,585)
       Other Assets                                (149,299)       123,303
       Accounts Payable                             447,897        908,776
       Accrued Salaries and Bonus                   149,721         83,651
       Accrued Expenses                             773,809        29,304
       Income Tax Payable, Net of Tax
       Refund Receivable                         (3,199,558)     (432,635)

Net cash used in operating
    activities                                   (6,757,732)   (4,159,066)

Cash flows from investing activities:

Capital Expenditures                             (1,115,325)     (527,801)
Cash used in acquisition of PMA                    (187,500)            -
Proceeds from closing adjustments of
   the Murray Group                               1,444,426             -
Proceeds from Sale of Rental Equipment              214,598             -

Net Cash provided by (used in)
   Investing activities                             356,199      (527,801)



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONCLUDED)
                      FOR THE NINE MONTHS ENDED JANUARY 31
                                   (Unaudited)

                                                            1995       1994

Cash flows from financing activities:
   Repayment of bank borrowing                                   -   (200,000)
   Principal payments on long-term debt                  (209,458)    (32,647)
   Proceeds from issuance of common stock                        -  21,979,749
   Proceeds from exercise of stock options and warrants    167,400      12,496
   Additional borrowing                                          -       9,898

Net cash provided by (used in)
   financing activities                                   (42,058)  21,769,496

Net increase (decrease)in cash and cash equivalents    (6,443,591)  17,082,629

Cash and cash equivalents, at beginning of period       13,495,480   3,542,974

Cash, at end of period                                 $ 7,051,889 $20,625,603

Supplemental disclosures of cash flow information:

Cash Paid for Interest                                 $    70,284 $   104,835
Cash Paid for Taxes                                    $ 6,623,158 $ 2,767,533

Supplemental disclosure of non-cash investing activities:

On May 14, 1994 the Company issued 20,000 shares of non-registered common stock in connection with the PMA acquisition.

On January 1, 1995 the Company acquired substantially all the net assets of two retail pharmacies in Baltimore, Maryland, for total consideration of $3,171,875, comprised of $1,812,500 in cash (which was paid during February 1995) and 108,757 shares of non-registered common stock.



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                EQUITY FOR THE NINE MONTHS ENDED JANUARY 31, 1995
                                   (Unaudited)

                                                                      Unearned
                              Common Stock        Capital            Restricted
                             $.03 Par Value      Excess of  Retained   Stock
                             Shares    Amount    Par Value  Earnings Compensation

Balance, May 1, 1994      9,104,431  $273,133  $35,953,281 $7,926,153 $(57,065)

Common stock issued upon
   exercise of
   underwriter's warrants    31,000       930      166,470

Common stock issued upon
   acquisition of PMA        20,000       600      242,775

   acquisition of HMI
     Maryland               108,757     3,263    1,356,112

Compensation under
   restricted stock                                                      42,795

Net Income for the Nine
   Months Ended
   January 31, 1995
                                                            2,802,906
Balance, January 31, 1995 9,264,188  $277,926  $37,718,638$10,729,059 $(14,270)



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The condensed consolidated financial statements include Health Management, Inc., formerly known as Homecare Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries.

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

Note 2:   Acquisitions

On January 1, 1995 the Company acquired substantially all of the business of two retail pharmacies in Baltimore, Maryland (the "Baltimore Group"), for total consideration of $3,171,875, comprised of $1,812,500 in cash and of 108,759 shares of non-registered common stock of the Company, discounted at 25% and valued at $1,359,375. The cash portion of the consideration was not paid until February 1995.

In connection with the acquisition of the Baltimore Group, the Company entered into employment agreements with the two shareholders of the Baltimore Group.

The acquisition of the Baltimore Group has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair values of each asset. The purchased assets consist primarily of accounts receivable and inventory. The excess of purchase price over fair values of the assets was approximately $2,454,000 and is being amortized over thirty years, the estimated life of this asset.

On June 16, 1994, the Company acquired certain assets of Pharmaceutical Marketing Alliance, Inc. ("PMA") for a total purchase price of $598,375 which is comprised of $355,000 in cash and cash equivalents in installments ending one year of the closing and 20,000 shares of common stock.

Note 3:   Capital Transactions

In December 1994 stock options for 57,500 shares at an exercise price of $16.25 per share, the market price on the date of grant, which will vest proportionally over five-year period, were granted to three employees.

In May 1994 stock options for 60,000 shares at an exercise price of $14.50 per share, the market price on the date of grant, which will vest proportionally over five-year period, were granted to one employee.

On November 18, 1993, the Company completed a secondary public offering of 2,000,000 shares of stock at $12.00 per share. Proceeds from this offering, net of expenses of the offering of $2,017,742 were $21,982,258.

On May 26, 1993, the Compensation Committee authorized and on October 14, 1993, the stockholders approved, the establishment of a shareholder incentive plan to provide incentives for key employees and members of the Board of Directors. The maximum number of shares issuable under the plan is to be 10% of the issued and outstanding shares not to exceed 1,000,000, shares. The exercise period for an option shall not exceed ten years from date of grant, except in the case of a more than 10% stockholder, when such period shall not exceed five years. The option price per share shall be not less than the average market value, or in the case of incentive stock options to a 10% stockholder, 110% of fair value on the date of grant.

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

Note 5:   Commitment

On December 13, 1994 the Company moved its corporate headquarters into approximately 18,500 square feet of leased office space in Long Island, New York under a five year lease requiring annual rental payments of $221,508.

Note 6:   Subsequent Events

On February 21, 1995, the Company signed a definitive agreement with Caremark International Inc. to acquire the assets of its Clozaril Patient Management Business for approximately $34 million, comprised of $31 million, in cash and three million in subordinated seller notes.

Concurrently the Company has signed a commitment letter with a bank to provide both the acquisition financing of $31,000,000 and a $10,000,000 two-year secured revolving credit agreement.

The acquisition is expected to be completed within forty-five (45) days of the signing of the agreement, subject to government review under the Hart-Scott-Rodino Act.

Note 7:   Restatement

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

The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995. A reconciliation of the Company's previously reported net income to the restated net income in the restated financial statements for the three months ended January 31, 1995 and the nine months ended January 31, 1995 is as follows:

                                             Three Months       Nine Months
                                                Ended              Ended
                                             January 31,        January 31,
                                                 1995              1995

    Income, as previously reported           $ 2,036,000        $ 5,510,000

    ADJUSTMENTS:

      Overstatement of revenues                  (43,000)          (148,000)
      Overstatement of inventory                (199,000)        (1,768,000)

      Understatement of allowance for
      doubtful accounts                         (934,000)        (2,864,000)
      Total adjustments                       (1,176,000)        (4,780,000)

      Less tax benefit of adjustments             595,000         2,073,000


    Income, as restated                     $  1,455,000        $ 2,803,000


    Earnings per share of common stock, as
      previously reported - primary and
      fully-diluted                                $ .22              $ .59
    Adjustments, net of tax benefit                 (.07)              (.29)

    Earnings per share of common stock, as
      restated - primary and fully-diluted         $ .15              $ .30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is a defendant in an adversary proceeding, in the discovery phase, captioned American Preferred Prescription, Inc., vs.
          Homecare Management, Inc., and Preferred Rx, Inc., commenced in April
          1994, in the United States Bankruptcy Court, Eastern District of New
          York. There have been no material legal proceedings that commenced or arose during the quarter ended January 31, 1995.

Item 2.   Change in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Company s annual meeting of stockholders which was held on October 27, 1994, three matters were submitted to a vote of the stockholders.

          First, the existing six directors of the Company, were re-elected for a one-year term.

          Second, the stockholders approved the appointment of BDO Seidman as the Company s independent auditors.

          Third, the stockholders approved the change of the Company s name to HEALTH MANAGEMENT INC.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports of Form 8-K.

          None.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Suffolk, State of New York, on the 30th day of April, 1996.



                              HEALTH MANAGEMENT, INC.
                              (Registrant)



                              By:/s/  James R. Mieszala
                                   James R. Mieszala, Acting President
                                   (Principal Executive Officer)


                              By:/s/ Paul Jurewicz
                                   Paul Jurewicz, Treasurer,
                                   Chief Financial Officer
                                   and Executive Vice President
                                   (Principal Financial Officer)

