Form 10-K/A
period 1995-04-30
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                  Form 10-K/A-3


   X Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 1995.

          Transition report pursuant to Section 13 of 15(d) of the Securities
          Exchange Act of 1934 for transition period from         to         .

Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                75-2096632
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

4250 VETERANS MEMORIAL HIGHWAY, HOLBROOK, NEW YORK  11741
(Address of principal executive offices)

Registrant's telephone number, including area code: (516) 981-0034

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class

                     Common Stock, $.03 par value per share

     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

               Yes    X                      No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

     As of July 25, 1995, the closing price of the Registrant's common stock quoted on the NASDAQ National Market was $12.25. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $74,319,231. As of July 25, 1995, there were 9,318,959 shares of common stock, $.03 par value, outstanding.


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for its fiscal year ended April 30, 1995, as hereinafter set forth:


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information for the five fiscal years ended April 30, 1995 is derived from the financial statements of the Company, which statements were audited by BDO Seidman, LLP, independent certified public accountants, whose report with respect to such statements appears elsewhere in this Report.

     This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report. The selected financial data for 1995 has been restated (see Note 9 to Consolidated Financial Statements).

                                           HEALTH MANAGEMENT, INC.
                                             (Consolidated)

                                                                                  Years Ended April 30,

                                                            1995        1994           1993        1992         1991

                  Income Statement Data                       (Amounts in Thousands except per share data)

                  Revenues                               $88,456         $44,250     $ 26,393     $14,594      $ 7,817
                  Gross profit                            24,748          15,606        9,023       4,822        2,699
                  Operating expenses                      21,795           9,145        5,661       3,019        1,828
                  Operating income                         2,953           6,461        3,362       1,803          871
                  Net income                               1,946           4,001        2,207       1,066          572
                  Net income per share
                           -primary                        $0.21            $.54       $  .38      $  .23      $   .13
                           -fully diluted                  $0.21            $.53          .35         .22          .12
                  Weighted Average number of
                  shares of Common Stock
                  outstanding
                           -primary                        9,408           7,383        5,884       4,599        4,554
                           -fully diluted                  9,421           7,594        6,309       5,076        4,633



                                                                                   As of April 30,
                                                   1995         1994              1993            1992            1991

                Balance Sheet Data                            (Amounts in Thousands except per share data)

                Total Assets                       $88,690       $52,418        $ 17,158         $ 6,842         $ 3,390
                Working Capital                     12,486        32,333           8,946           2,158           1,470
                Long term debt, including
                current maturities                  26,326           256             521             730             915
                Shareholders' equity                48,171        44,096           9,755           2,372           1,298



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     YEAR ENDED APRIL 30, 1995 AS COMPARED TO YEAR ENDED APRIL 30, 1994

     The financial information for the 1995 fiscal year has been restated.  See
Note 9 to the Consolidated Financial Statements.

     The Company's revenues were $88,456,028 for the year ended April 30, 1995, an increase of $44,206,512 or 99.9%, over revenues of $44,249,516 for the year ended April 30, 1994. Revenues generated through the Company's recent acquisitions accounted for approximately $26,500,000 of the additional revenues, of which approximately $20,000,000 is attributable to the acquisition of the Murray Group. The balance of the increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states and new referral sources.

     Gross profit margins were 28.0% for the year ended April 30, 1995, as compared to 35.3% for the year ended April 30, 1994. The decrease in gross profit margin was primarily attributable to the following factors: (i) increases in Betaseron revenues, which presently yields lower margins than have been historically achieved by the Company for other disease management programs; (ii) reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement by 10%); (iii) an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period; (iv) and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card.

     Operating expenses as a percentage of revenues increased to 24.6% for the year ended April 30, 1995, as compared to 20.7% for the year ended April 30, 1994. Total operating expenses were $21,794,505 for the year ended April 30, 1995, an increase of $12,649,765 over the year ended April 30, 1994. The increase was a result of the three factors. First, during the last quarter, the Company consummated three acquisitions which resulted in approximately $550,000 of expenses which were one time charges to operations. Second, expenses to increase the provision for doubtful accounts were approximately $5,800,000 higher for the fiscal year 1995. Third, to support the Company's continued expansion, selling and marketing efforts, expenses increased by approximately $1,051,000, while payroll related expense increased by approximately $2,600,000, with the balance of the increase being general operating expenses.
Approximately $300,000 of the increased payroll expenses and approximately $300,000 of the increased general operating expenses were attributable to increased staffing, system development and training in the area of reimbursement as the Company directed greater effort toward decreasing its days sales outstanding.

     Operating income was $2,953,502 for the year ended April 30, 1995, a decrease of $3,507,800 or 54.3%, compared to operating income of $6,461,302 for the year ended April 30, 1994. This increase is a result of the Company's significant revenue growth offset by decreases in gross profit margins and increases in the provisions for doubtful accounts.

     Income before taxes was $3,286,579 for the year ended April 30, 1995, a decrease of $3,464,884 or 51.3%, compared to $6,751,463 for the year ended April 30, 1994.

     The effective tax rate for the year ended April 30, 1995 was 40.8%, an increase of 0.1 points, compared to 40.7% for the fiscal year ended April 30, 1994.

     Net income was $1,946,188 for the year ended April 30, 1995, compared to $4,000,958 for the year ended April 30, 1994, a decrease of $2,054,770 or 51.4%.

     Primary and fully diluted earnings per common share for the year ended April 30, 1995 were $.21 and $.21, compared to $.54 and $.53 for the year ended April 30, 1994. The weighted average number of shares outstanding used in the calculation of fully diluted earnings per share was 9,420,816 and 7,593,465 for the years ended April 30, 1995 and April 30, 1994, respectively.

     YEAR ENDED APRIL 30, 1994 AS COMPARED TO YEAR ENDED APRIL 30, 1993

     The Company's revenues were $44,249,516 for the year ended April 30, 1994, an increase of $17,856,164, or 67.7%, over revenues of $26,393,352 for the year ended April 30, 1993. In its initial month of consolidated activity, The Murray Group (as defined below) contributed net revenues of approximately $1,919,000 for the month of April 1994. Revenues derived from organ transplantation for the year ended April 30, 1994 increased to approximately $40,000,000, and represented approximately 91.1% of total gross revenues, while revenues generated from the sale or rental of durable medical equipment and supplies produced approximately 4.6% of gross revenues.

     Gross profit margins were 35.3% for the year ended April 30, 1994, as compared to 34.2% for the year ended April 30, 1993. The increase in gross profit margins was attributable to stable transplant and durable medical equipment profit margins and increases derived from intravenous therapies revenues which yield higher margins than those generally achieved from oral immunosuppressant therapies.

     Operating expenses as a percentage of revenues decreased by .8% to 20.7% for the year ended April 30, 1994, as compared to 21.5% for the year ended April 30, 1993. Total operating expenses were $9,144,754, for the year ended April 30, 1994, an increase of $3,483,665 over the year ended April 30, 1993. Provision for bad debt was $1,781,000, for the year ended April 30, 1994, an increase of approximately $1,070,000, over last year. The increase in the provision for bad debt expense was provided to offset any potential collection disputes or future charges to earnings which may occur as a result of the initial delays in billing which occurred in connection with the implementation of the Company's new management information system. This increase represents a 60% increase in the level of the provision from approximately 2.5% on a historical basis, to approximately 4% of revenues. To support the Company's continued expansion, selling, and marketing expenses increased by approximately $523,000, payroll related expenses increased by approximately $854,000, while increases in other operating expenses represent the balance of the increase.

     Operating income was $6,461,302, for the year ended April 30, 1994, an increase of $3,098,912 or 92.2%, compared to operating income of $3,362,390, for the year ended April 30, 1993. This increase is a result of the Company's significant revenue growth, increases in gross profit margins combined with the modest decrease in operating expenses as a percentage of total revenues.

     The effective tax rate for the year ended April 30, 1994, was 40.7%, an increase of 4.0%, compared to 36.7% for the fiscal year ended April 30, 1993, due to the disproportionate increase in revenues generated from certain of the Company's regional facilities which have higher state and local tax rates in comparison to the mix of revenues last year.

     Net income was $4,000,958, for the year ended April 30, 1994, compared to $2,206,986 for the year ended April 30, 1993, an increase of $1,793,972, or 81.3%. The increase in net income was a result of the increase in revenue and gross profit margins which outweighed the increase in operating expenses.

     Primary and fully diluted earnings per common share for the year ended April 30, 1994, were $.54 and $.53, compared to $.38 and $.35 for the year ended April 30, 1993.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed.

LIQUIDITY AND CAPITAL RESOURCES

     The net decrease of $8,932,768 in the Company's cash and cash equivalents to $4,562,712 at April 30, 1995 was attributable to cash used in operating and investing activities offset by net cash provided by financing activities. The Company's continued growth resulted in utilization of cash for operating activities. Increases in cash flows resulting from net income, accounts payable and non-cash adjustments were offset primarily by increases in accounts receivable and inventory, and decreases in income taxes payable. Net cash used in investing activities was primarily attributable to the consummation of three acquisitions, which substantially increased the Company's distribution network and accounted for over $22,000,000 in cash outlays. To facilitate the acquisition of the Clozaril patient management business from Caremark, the Company borrowed $21,000,000 in the form of term loans and delivered a $3,000,000 subordinated note to Caremark.

     The Company presently has a line of credit with a bank in the amount of $15,000,000, collateralized by a first security lien on the Company's assets. The line of credit provides for interest at the bank's alternate base rate which approximated 9.0%. At April 30, 1995, the Company had a $2,000,000 balance under this line of credit. As a result of the restatement discussed in Note 9 of the financial statements, the Company is in violation of its loan agreements and its loans have been classified as current liabilities.

     Working capital at April 30, 1995, was $12,486,358, a decrease of $19,526,835 from April 30, 1994. The components of the decrease were accounts receivable (approximately $9,100,000), inventory (approximately $5,400,000) and increases in deferred taxes (approximately $2,500,000) and prepaids (approximately $1,200,000) offset by increases in accounts payable (approximately $6,600,000), current maturities of long-term debt (approximately $23,000,000) and a reduction in income taxes payable (approximately $1,800,000).

     The Company's cash flow depends on its receipt of payments for its products and services and upon reimbursements from private third-party payors, from federal programs such as Medicare and from various state Medicaid programs. The Company is paid for products and services it sells directly to individual customers of its pharmacies, to customers covered by third-party prescription plans and most Medicaid patients either at the time of purchase, or within 45 days of invoice to such payors. Medicare and private third-party insurers generally pay the Company 60 to 90 days after invoicing. Hospitals and clinics to whom the Company sells its products on a wholesale basis generally pay approximately 90 days after invoicing.

     During the year ended April 30, 1995, the Company allocated personnel and other financial resources in order to sustain a concerted effort to reduce the Company's days sales outstanding. As of April 30, 1995, days sales outstanding were down 29 days from April 30, 1994 to 119.

ITEM 8.  FINANCIAL STATEMENTS

     The Restated Financial Statements for the fiscal year ended April 30, 1995 may be found beginning on page F-1 hereof.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS A PART OF THIS REPORT

     (1) FINANCIAL STATEMENTS. The restated financial statements of Health Management, Inc. and Subsidiaries for the year ended April 30, 1995, together with the Report of Independent Certified Public Accountants, are set forth beginning on page F-1 hereof.

     (2) FINANCIAL STATEMENT SCHEDULES. Restated financial statement schedules required by Items 8 and 14(d) of this Report are set forth following page S-1 of the financial statements.

(b)  REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended April 30, 1995:

          Form 8-K, dated April 14, 1995, was filed with the Securities Exchange Commission on April 17, 1995.

(c)  EXHIBITS

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

     3.4 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 27, 1994.

     3.5 By-Laws of the Company (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-04485).

     4.1 Form of 10% Convertible Subordinated Debenture (incorporated by reference to Form 8-K dated March 4, 1991).

     4.2 Specimen Form of Certificate for Common Stock (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     4.3 Form of Representatives' Purchase Warrant (incorporated by reference to Amendment Number 2 to Registration Statement on Form S-1, Registration No. 33-46996).

     4.4 Form of Selling Shareholders' Power of Attorney (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     4.5 Form of Selling Shareholders' Custody Agreement (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).
     10.1 Stock Purchase Agreement dated December 8, 1988 (incorporated by reference to Form 8-K dated December 23, 1988).

     10.2 Addendum dated February 1, 1989 to Stock Purchase Agreement dated December 23, 1988 (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.3 1989 Stock Option Plan (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.5 Amendment dated March 16, 1992 to Lease dated April 20, 1990 on Company's Headquarters between the Company and Four L Realty Co. (incorporated by reference to Form 10-K for year ended April 30, 1992).


     10.6 Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7 Employment Agreement between the Company and Clifford E. Hotte (incorporated by reference to Amendment Number 2 to Registration Statement on Form S-2, Registration No. 33-69548).

     10.8 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

     10.9 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

     10.10 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc.
               (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.11 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.12 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.13 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
               1995).

     10.14 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
               1995).

     10.15 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.16 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994.

     10.17 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994.

     10.18 Lease by and between Irwin Hirsh and HMI Retail Corp., Inc. dated March 27, 1994.

     10.19 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995.

     11*       Restated Statement re Computation of Per Share Earnings.

     21        Subsidiaries of the Registrant.

     23*       Consent of BDO Seidman, LLP

*Filed Herewith.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HEALTH MANAGEMENT, INC.



April 30, 1996      By:   /s/ James R. Mieszala
                      James R. Mieszala, Acting President
                      (Principal Executive Officer)



April 30, 1996      By:   /s/ Paul Jurewicz
                      Paul Jurewicz, Treasurer, Chief
                      Financial Officer and Executive Vice
                      President (Principal Financial Officer
                      and Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



April 30, 1996      By:  /s/ Andre C. Dimitriadis
                      Andre C. Dimitriadis, Chairman of the
                      Office of the Chief Executive Officer
                      and Director



April 30, 1996      By:  /s/  Mark Weinberg
                      D. Mark Weinberg, Member of the Office
                      of the Chief Executive Officer
                      and Director


April 30, 1996      By:  /s/ Dr. Timothy J. Triche
                      Dr. Timothy J. Triche, Member of the
                      Office of the Chief Executive
                      Officer and Director



                                INDEX TO EXHIBITS


     EXHIBIT                                                PAGE

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

     3.4 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 27, 1994.

     3.5 By-Laws of the Company (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-04485).

     4.1 Form of 10% Convertible Subordinated Debenture (incorporated by reference to Form 8-K dated March 4, 1991).

     4.2 Specimen Form of Certificate for Common Stock (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     4.3 Form of Representatives' Purchase Warrant (incorporated by reference to Amendment Number 2 to Registration Statement on Form S-1, Registration No. 33-46996).

     4.4 Form of Selling Shareholders' Power of Attorney (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     4.5 Form of Selling Shareholders' Custody Agreement (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).
     10.1 Stock Purchase Agreement dated December 8, 1988 (incorporated by reference to Form 8-K dated December 23, 1988).

     10.2 Addendum dated February 1, 1989 to Stock Purchase Agreement dated December 23, 1988 (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.3 1989 Stock Option Plan (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.5 Amendment dated March 16, 1992 to Lease dated April 20, 1990 on Company's Headquarters between the Company and Four L Realty Co. (incorporated by reference to Form 10-K for year ended April 30, 1992).


     10.6 Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7 Employment Agreement between the Company and Clifford E. Hotte (incorporated by reference to Amendment Number 2 to Registration Statement on Form S-2, Registration No. 33-69548).

     10.8 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

     10.9 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

     10.10 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.11 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.12 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.13 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.14 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.15 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.16 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994.

     10.17 Lease by and between Irwin Hirsh and Lloyd N., Myers and HMI Pennsylvania, Inc. dated March 27, 1994.

     10.18 Lease by and between Irwin Hirsh and HMI Retail Corp., Inc. dated March 27, 1994.

     10.19 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995.

     11*       Restated Statement re Computation of Per Share Earnings.

     21        Subsidiaries of the Registrant.

     23*       Consent of BDO Seidman, LLP

*Filed Herewith.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS        F-3

CONSOLIDATED BALANCE SHEETS:
  April 30, 1995 and 1994                                 F-4

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
  YEARS ENDED APRIL 30, 1995:
  Statements of income                                    F-5
  Statements of stockholders' equity                      F-6
  Statements of cash flows                          F-7 - F-8

SUMMARY OF ACCOUNTING POLICIES                     F-9 - F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        F-12 - F-28


Report of Independent Certified Public Accountants


Health Management, Inc. and Subsidiaries
Holbrook, New York

We have audited the consolidated balance sheets of Health Management, Inc. (formerly Homecare Management, Inc.) and Subsidiaries as of April 30, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company has restated its financial statements for the year ended April 30, 1995.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management, Inc. and Subsidiaries at April 30, 1995 and 1994 and the results of their operations and cash flows for each of the three years in the period ended April 30, 1995 in conformity with generally accepted accounting principles.






BDO Seidman, LLP

Mitchel Field, New York
July 27, 1995, except for Note 9
 which is as of April 26, 1996



 April 30,                                                                     1995                   1994
 Assets (Note 3(a))
 Current:
    Cash and cash equivalents                                           $4,562,712            $13,495,480

    Accounts receivable, less allowance for doubtful
       accounts of approximately $7,998,000 and
       $2,206,000                                                        31,339,809             22,257,279
    Inventories                                                           7,787,661              2,341,488
    Other receivable (Note 1(d))                                                  -              1,444,426
    Tax refund receivable                                                 1,827,000                      -
    Deferred taxes (Note 4)                                               3,133,300                617,000
    Prepaid expenses and other                                            1,163,541                 71,811
       TOTAL CURRENT ASSETS                                              49,814,023             40,227,484
 IMPROVEMENTS AND EQUIPMENT, LESS ACCUMULATED
    DEPRECIATION AND AMORTIZATION (NOTES 2 AND 3)                         2,136,062              1,456,557

 EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED
    (NOTE 1)                                                             35,464,260             10,319,317
 OTHER                                                                    1,275,775                414,746
                                                                        $88,690,120            $52,418,104
 Liabilities and Stockholders' Equity

 Current:
    Accounts payable                                                    $12,329,991             $5,237,210
    Accrued expenses                                                      1,862,407              1,070,075
    Income taxes payable                                                          -              1,759,590
    Current maturities of long-term debt (Note 3)                        23,135,267                147,416
       TOTAL CURRENT LIABILITIES                                         37,327,665              8,214,291
 LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 3)                         3,191,123                108,311

       TOTAL LIABILITIES                                                 40,518,788              8,322,602
 COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 9)
 Stockholders' equity (Note 6):
    PREFERRED STOCK - $.01 PAR VALUE - SHARES
       AUTHORIZED 1,000,000; ISSUED AND OUTSTANDING,
       NONE
    COMMON STOCK - $.03 PAR VALUE - SHARES AUTHORIZED
       20,000,000; ISSUED AND OUTSTANDING 9,316,017
       AND 9,104,431                                                        279,481                273,133
    ADDITIONAL PAID-IN CAPITAL                                           38,019,510             35,953,281
    RETAINED EARNINGS                                                     9,872,341              7,926,153
    UNEARNED RESTRICTED STOCK COMPENSATION                                        -                (57,065)

       TOTAL STOCKHOLDERS' EQUITY                                        48,171,332             44,095,502
                                                                        $88,690,120            $52,418,104

                      SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                      AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


 YEAR ENDED APRIL 30,                                        1995                 1994                1993


 REVENUES                                             $88,456,028          $44,249,516         $26,393,352
 COST OF SALES                                         63,708,021           28,643,460          17,369,873

       GROSS PROFIT                                    24,748,007           15,606,056           9,023,479

 OPERATING EXPENSES:
    SELLING                                             2,898,208            1,847,197           1,324,245

    GENERAL AND ADMINISTRATIVE                         18,626,981            7,209,342           4,162,875

    INTEREST                                              269,316               88,215             173,969

       TOTAL OPERATING EXPENSES                        21,794,505            9,144,754           5,661,089
 INCOME FROM OPERATIONS                                 2,953,502            6,461,302           3,362,390

 INTEREST INCOME                                          333,077              290,341             125,246

       INCOME BEFORE INCOME TAXES                       3,286,579            6,751,643           3,487,636
 INCOME TAXES (NOTE 4)                                  1,340,391            2,750,685           1,280,650

                                                       $1,946,188           $4,000,958          $2,206,986
       NET INCOME

 EARNINGS PER SHARE OF COMMON STOCK                          $.21                 $.54                $.38
 - primary
                                                             $.21                 $.53                $.35
  - fully diluted
 WEIGHTED AVERAGE SHARES OUTSTANDING
                                                        9,408,300            7,383,040           5,884,122
  - primary

                                                        9,420,816            7,593,465           6,308,503
  - fully diluted

                              See accompanying summary of accounting policies and notes to consolidated financial statements.




                                            Common Stock                                           Unearned
                                           $.03 Par Value          Additional                     restricted
                                                                    Paid-in        Retained          stock
                                         Shares       Amount        Capital        Earnings      compensation
 BALANCE, MAY 1, 1992                 4,591,296     $137,739     $  516,150     $ 1,718,209       $       -
    Common stock issued upon public
       offering                       1,347,997       40,439      4,990,680                -              -
    Common stock issued upon
       conversion of subordinated
       debentures                       119,049        3,571        121,430                -              -
    Common stock issued upon
       exercise of stock options         17,721          532         19,215                -              -
    Net income for the year ended
       April 30, 1993                          -           -              -        2,206,986              -
 BALANCE, APRIL 30, 1993              6,076,063      182,281      5,647,475        3,925,195              -
    Common stock issued upon
       exercise of stock options          2,833           85         12,663                -              -
    Common stock issued upon
       exercise of stock warrants        40,330        1,210        216,572                -              -

    Common stock issued upon
       conversion of subordinated
       debentures                       357,145       10,715        364,288                -              -
    Common stock issued upon public
       offering                       2,000,000       60,000     21,922,258                -              -
    Common stock issued upon
       acquisition of Murray Group      617,060       18,512      7,676,230                -              -
    Restricted stock issued to
       consultants                       11,000          330        113,795                -       (114,125)
    Compensation under restricted
       stock                                   -           -              -                -         57,060
    Net income for the year ended
       April 30, 1994                          -           -              -        4,000,958              -

 BALANCE, APRIL 30, 1994              9,104,431      273,133     35,953,281        7,926,153        (57,065)
    Common stock issued upon
       acquisition of:
       Pharmaceutical Marketing
         Alliance                        20,000          600        242,775                -              -
       Maryland Pharmacies              108,757        3,263      1,356,112                -              -
    Common stock issued upon
       exercise of stock warrants        78,996        2,370        424,208                -              -
    Common stock issued upon
       exercise of stock options          2,833           85         24,414                -              -
    Common stock issued to
 directors                                1,000           30         18,720                -              -
    Compensation under restricted
 stock                                         -           -              -                -         57,065
    Net income for the year ended
       April 30, 1995                          -           -              -        1,946,188
 BALANCE, APRIL 30, 1995              9,316,017     $279,481    $38,019,510       $9,872,341    $         -

                      See accompanying summary of accounting policies
                       and notes to consolidated financial statements.


 Year ended April 30,                                        1995                 1994                1993
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                       $ 1,946,188           $ 4,000,958       $   2,206,986
    ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH USED IN OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                      846,869              453,149             228,354
       PROVISION FOR DOUBTFUL ACCOUNTS
         RECEIVABLE                                     7,978,189            1,781,000             705,206
       DEFERRED TAXES                                  (2,516,300)            (701,315)           (338,000)
       LOSS FROM DISPOSITION OF RENTAL
         EQUIPMENT                                        287,287                    -                   -

       COMPENSATION UNDER RESTRICTED STOCK                 57,065               57,060                   -
       COMMON STOCK ISSUED TO DIRECTOR                     18,750                    -                   -
    INCREASE (DECREASE) IN CASH FLOWS FROM
       CHANGES IN OPERATING ASSETS AND
       LIABILITIES, NET OF EFFECTS OF PURCHASE
       OF CPMB AND OTHER ACQUISITIONS IN 1995
       AND MURRAY GROUP IN 1994:
         ACCOUNTS RECEIVABLE                          (16,706,549)          (9,624,966)         (7,129,507)
         TAX REFUND RECEIVABLE                         (1,827,000)                   -                   -
         INVENTORIES                                   (1,826,911)             205,220             152,637

         PREPAID EXPENSES AND OTHER                      (976,058)            (205,307)            (18,596)
         OTHER ASSETS                                    (239,758)            (249,281)           (113,418)
         ACCOUNTS PAYABLE                               4,870,054               99,675           1,986,569
         ACCRUED EXPENSES                                 396,332              203,075             259,867
         INCOME TAXES PAYABLE                          (1,759,590)             280,467           1,046,218

       NET CASH USED IN OPERATING ACTIVITIES           (9,451,432)          (3,700,265)         (1,013,684)
 CASH FLOWS FROM INVESTING ACTIVITIES:
    CASH USED IN ACQUISITION OF CPMB                  (20,630,212)                   -                   -
    CASH USED IN ACQUISITION OF MURRAY GROUP                    -           (7,500,000)                  -
    OTHER ACQUISITIONS                                 (2,167,500)            (250,000)                  -
    COLLECTION OF RECEIVABLE FROM THE SELLER
       OF MURRAY GROUP                                  1,444,426                    -                   -

    CAPITAL EXPENDITURES                                 (948,368)            (565,815)           (653,555)

    PROCEEDS FROM SALE OF RENTAL EQUIPMENT                214,598                    -                   -
    PROCEEDS FROM SALE OF PHARMACY                              -                    -              47,836
       NET CASH USED IN INVESTING ACTIVITIES          (22,087,056)          (8,315,815)           (605,719)


 CASH FLOWS FROM FINANCING ACTIVITIES:
    PROCEEDS FROM LONG-TERM DEBT                       23,000,000                    -                   -
    PRINCIPAL PAYMENTS ON LONG-TERM DEBT                 (123,357)             (44,202)           (184,184)
    DECREASE IN BANK LOAN - NET                                 -             (200,000)           (150,000)

    PROCEEDS FROM ISSUANCE OF COMMON STOCK                      -           21,982,258           5,166,246
    CASH PAID FOR DEFERRED BORROWING FEES                (722,000)                   -                   -
    PROCEEDS FROM EXERCISE OF WARRANTS                    426,578              217,782                   -
    PROCEEDS FROM EXERCISE OF OPTIONS                      24,499               12,748                   -
       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                    22,605,720           21,968,586           4,832,062

 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        (8,932,768)           9,952,506           3,212,659
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          13,495,480            3,542,974             330,315
 CASH AND CASH EQUIVALENTS, END OF YEAR              $  4,562,712          $13,495,480         $ 3,542,974

                       SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES
                       AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


ORGANIZATION THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE AND BASIS OF HEALTH MANAGEMENT, INC. (FORMERLY HOMECARE
FINANCIAL        MANAGEMENT,  INC.) (THE "COMPANY"),  (A DELAWARE
STATEMENT        CORPORATION), ITS WHOLLY-OWNED SUBSIDIARIES HOME
PRESENTATION     CARE  MANAGEMENT,  INC.  (HMI-NY),  A  NEW  YORK
                 CORPORATION, HMI PENNSYLVANIA, INC., HMI  RETAIL
                 CORP.  INC., HEALTH REIMBURSEMENT CORP., HMI PMA
                 INC., HMI MARYLAND INC., AND HMI ILLINOIS,  INC.
                 ALL    MATERIAL   INTERCOMPANY    ACCOUNTS   AND
                 TRANSACTIONS    HAVE    BEEN    ELIMINATED    IN
                 CONSOLIDATION.

                 IN PREPARING FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES, MANAGEMENT IS REQUIRED TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND THE DISCLOSURE OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.


INDUSTRY         THE  COMPANY  AND  ITS SUBSIDIARIES  PROVIDE TWO
SEGMENTS         PRINCIPAL SERVICES: (1) LIFECARE PROGRAM AND (2)
                 DURABLE  MEDICAL  EQUIPMENT  AND  HOME  INFUSION
                 SERVICES.   FOR  EACH OF  THE THREE  YEARS ENDED
                 APRIL  30, 1995,  DURABLE MEDICAL  EQUIPMENT AND
                 HOME  INFUSION SERVICES COMPRISED  LESS THAN 10%
                 OF  REVENUES, OPERATING PROFIT  AND IDENTIFIABLE
                 ASSETS.

CREDIT RISK      FINANCIAL INSTRUMENTS  WHICH POTENTIALLY SUBJECT
                 THE  COMPANY TO  CONCENTRATIONS  OF  CREDIT RISK
                 CONSIST    PRINCIPALLY    OF   TEMPORARY    CASH
                 INVESTMENTS,  TAX-EXEMPT  OBLIGATIONS AND  TRADE
                 RECEIVABLES. THE  COMPANY PLACES  ITS  TEMPORARY
                 CASH  INVESTMENTS  WITH   HIGH  CREDIT   QUALITY
                 FINANCIAL  INSTITUTIONS AND LIMITS THE AMOUNT OF
                 CREDIT   EXPOSURE   TO    ANY   ONE    FINANCIAL
                 INSTITUTION.   AT  TIMES, SUCH  CASH INVESTMENTS
                 EXCEED  THE  FEDERAL  DEPOSIT   INSURANCE  CORP.
                 INSURANCE LIMIT.   CONCENTRATIONS OF CREDIT RISK
                 WITH  RESPECT TO  TRADE RECEIVABLES  ARE LIMITED
                 DUE TO  THE DIVERSE  GROUP OF PATIENTS  WHOM THE
                 COMPANY SERVICES. NO  SINGLE CUSTOMER  ACCOUNTED
                 FOR A SIGNIFICANT AMOUNT OF THE COMPANY'S  SALES
                 IN  THE YEARS  ENDED  APRIL 30,  1995,  1994 AND
                 1993.   APPROXIMATELY  40%, 35%  AND 35%  OF THE
                 COMPANY'S   REVENUES    ARE   REIMBURSED   UNDER
                 ARRANGEMENTS  WITH  FEDERAL  AND  STATE  MEDICAL
                 ASSISTANCE  PROGRAMS FOR  THE YEARS  ENDED APRIL
                 30, 1995, 1994, AND 1993.  AT APRIL 30, 1995 AND
                 1994, APPROXIMATELY 36% AND 41% OF THE COMPANY'S
                 ACCOUNTS RECEIVABLE  ARE FROM FEDERAL  AND STATE
                 MEDICAL  ASSISTANCE  PROGRAMS.     THE   COMPANY
                 REVIEWS  A  CUSTOMER'S  CREDIT   HISTORY  BEFORE
                 EXTENDING  CREDIT.  THE  COMPANY  ESTABLISHES AN
                 ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS   BASED  UPON
                 FACTORS  SURROUNDING THE CREDIT RISK OF SPECIFIC
                 CUSTOMERS,    HISTORICAL   TRENDS    AND   OTHER
                 INFORMATION.

                 INVENTORIES ARE  VALUED AT THE LOWER  OF COST OR
INVENTORIES      MARKET.  COST  IS  DETERMINED BY  THE  FIRST-IN,
                 FIRST-OUT   METHOD   (FIFO).   INVENTORIES   ARE
                 PRINCIPALLY COMPRISED OF PRESCRIPTION  AND OVER-
                 THE-COUNTER DRUGS.


REVENUE          REVENUES ARE RECOGNIZED ON THE DATE SERVICES AND
RECOGNITION      RELATED  PRODUCTS ARE  PROVIDED TO  PATIENTS AND
                 ARE RECORDED AT AMOUNTS ESTIMATED TO BE RECEIVED
                 FROM    PATIENTS    OR    UNDER    REIMBURSEMENT
                 ARRANGEMENTS WITH THIRD PARTY PAYORS.


CASH AND CASH    THE   COMPANY   CONSIDERS   ALL   HIGHLY  LIQUID
EQUIVALENTS      INVESTMENTS WITH  A MATURITY OF  THREE MONTHS OR
                 LESS WHEN PURCHASED TO BE CASH EQUIVALENTS.


IMPROVEMENTS IMPROVEMENTS AND EQUIPMENT ARE STATED AT COST. AND EQUIPMENT DEPRECIATION OF EQUIPMENT AND AMORTIZATION OF
                 LEASEHOLD  IMPROVEMENTS  ARE  COMPUTED  OVER THE
                 ESTIMATED USEFUL  LIVES  OF THE  ASSETS AND  THE
                 LEASE TERM, RESPECTIVELY,  RANGING FROM  3 TO  7
                 YEARS   FOR   EQUIPMENT   AND   13   YEARS   FOR
                 IMPROVEMENTS. ACCELERATED METHODS  ARE USED  FOR
                 BOTH BOOK AND TAX PURPOSES.

                 RENTAL EQUIPMENT CONSISTS OF MEDICAL EQUIPMENT RENTED TO PATIENTS FOR USE IN THEIR HOMES AND IS STATED AT COST. DEPRECIATION IS PROVIDED USING AN ACCELERATED METHOD OVER THE ESTIMATED USEFUL LIVES OF THE EQUIPMENT WHICH RANGE FROM THREE TO FIVE YEARS.


EXCESS OF        EXCESS  OF   PURCHASE  PRICE  OVER   NET  ASSETS
PURCHASE         ACQUIRED IS AMORTIZED OVER THE  ESTIMATED PERIOD
PRICE OVER       TO BE  BENEFITTED OF THIRTY  YEARS.   MANAGEMENT
NET ASSETS       EVALUATES THE CONTINUING REALIZABILITY  OF THESE
ACQUIRED         ASSETS BY ASSESSING THE FUTURE  VALUE ASSOCIATED
                 WITH  THESE ASSETS  BASED UPON  PROJECTED FUTURE
                 REVENUES.


INCOME TAXES     DEFERRED  TAXES  ARE  RECORDED  TO  REFLECT  THE
                 TEMPORARY DIFFERENCES IN THE TAX BASES OF ASSETS
                 AND  LIABILITIES AND  THEIR REPORTED  AMOUNTS IN
                 THE FINANCIAL STATEMENTS. THE DIFFERENCES RELATE
                 PRINCIPALLY  TO  THE   ALLOWANCE  FOR   DOUBTFUL
                 ACCOUNTS.

EARNINGS PER     EARNINGS PER SHARE ARE  COMPUTED ON THE BASIS OF
SHARE            THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
                 COMMON STOCK EQUIVALENTS OUTSTANDING  DURING THE
                 YEAR. FULLY DILUTED  EARNINGS PER SHARE  RESULTS
                 MAINLY FROM CONSIDERING THE SHARES ISSUABLE UPON
                 THE CONVERSION OF  THE CONVERTIBLE  SUBORDINATED
                 DEBENTURES  AND  ADJUSTING  THE  NET  INCOME  BY
                 ADDING BACK THE AFTER-TAX EFFECT OF THE INTEREST
                 EXPENSE THEREON.


RECLASSIFICAT    CERTAIN   OF  THE   PRIOR   YEAR   NUMBERS  WERE
ION OF PRIOR     RECLASSIFIED TO REFLECT THE PROPER ALLOCATION OF
YEAR BALANCE     PURCHASE  PRICE  IN  CONNECTION WITH  THE MURRAY
SHEET            ACQUISITION.


1.   ACQUISITIONS   (A)   Effective   March   31,   1995,     HMI
                          Illinois, a wholly-owned  subsidiary of
                          the  Company, acquired  certain  assets
                          subject  to   certain  liabilities   of
                          Caremark   Inc.'s    Clozaril   Patient
                          Management  Business  ("CPMB").     The
                          aggregate     purchase     price    was
                          approximately  $23,260,000   consisting
                          of  $20,060,000  in  cash  provided  by
                          bank  financing,   a  $200,000   escrow
                          deposit,  and  a  $3,000,000 five  year
                          subordinated   note  with   an   annual
                          interest  rate  of  8%   payable  semi-
                          annually.

                        The  acquisition  has been  accounted for
                        by  the  purchase  method of  accounting.
                        the purchase price has  been allocated to
                        the   assets   acquired   based  on   the
                        estimated fair values  of each asset  and
                        liability. The  purchased assets  consist
                        primarily  of  inventory  and  equipment.
                        the excess  of purchase  price over  fair
                        value   of   the   assets  acquired   was
                        approximately  $22,536,000 and  is  being
                        amortized   over   thirty    years,   the
                        estimated life of this asset.

                        The    unaudited    pro-forma   condensed
                        combined statements of income for the years ended April 30, 1995 and 1994, giving effect to the acquisition of cpmb by the Company as if it had occurred as of the beginning of each separate year, are as follows:


YEAR ENDED APRIL 30,                              1995                1994
                                                  (IN THOUSANDS)

REVENUES                                      $133,178               $94,573
INCOME                                        $  6,237               $ 9,333
NET INCOME                                    $  3,505               $ 5,026

EARNINGS PER SHARE
   PRIMARY                                    $    .87               $   .68
   FULLY DILUTED                              $    .87               $   .66




                    (B) On February 6, 1995, the Company acquired
                        substantially all of  the assets, subject
                        to certain liabilities,  of two specialty
                        pharmacies    located     in    Maryland.
                        Immediately  following  this acquisition,
                        the  Company   contributed  all   of  the
                        acquired   assets,  subject   to  assumed
                        liabilities,  to HMI,  Maryland, Inc.,  a
                        newly  formed subsidiary  wholly-owned by
                        the   Company   ("HMI-Maryland").     The
                        aggregate  purchase  price  for  the  two
                        specialty     pharmacies     approximated
                        $3,172,000 and consisted of $1,812,500 in
                        cash  and  cash equivalents  and  108,757
                        newly-issued shares of common stock of the Company discounted at 25% and valued at $1,359,500.

                        The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair value of each asset. The excess of purchase price over fair value of the assets was approximately $2,454,000 and is being amortized over thirty years, the estimated life of this asset.

                    (C) On  June 16,  1994, the  Company acquired
                        certain    assets    of    Pharmaceutical
                        Marketing  Alliance,  Inc.  (PMA)  for  a
                        total purchase price of $598,375 which is
                        comprised of cash  of $355,000 and 20,000
                        shares  of common stock.   Should certain
                        performance levels be  met on the  first,
                        second  and  third anniversary  dates, an
                        additional  purchase  price   of  up   to
                        $2,954,000  can  be earned.   Immediately
                        following  this acquisition,  the Company
                        contributed all of  the acquired  assets,
                        subject  to  assumed liabilities  to HMI-
                        PMA,  Inc.,  a newly-formed  wholly-owned
                        subsidiary.    The  Company also  entered
                        into  a  three-year employment  agreement
                        with  three   employees  of  PMA   at  an
                        aggregate of $225,000 per annum. There is no additional payment due at the first anniversary date because the specified performance level was not achieved.

                    (D) On  April 1,  1994, the  Company acquired
                        substantially  all of  the net  assets of
                        Murray Pharmacy, Inc. and Murray Pharmacy
                        Too, Inc.  (collectively "Murray Group"),
                        for   total   consideration   of  up   to
                        $16,195,000,   comprised   of   cash   of
                        $7,500,000,   617,060   shares  of   non-
                        registered common stock  of the  Company,
                        discounted   at   25%   and   valued   at
                        $7,695,000,  and  a  $1,000,000  earn-out
                        based on performance of the companies for
                        the  year  ended  April 30,  1995.    The
                        $1,000,000  earn-out   was  not  recorded
                        because the specified performance level was not achieved.

                        In connection with  the acquisition,  the
                        Company    entered     into    employment
                        agreements with the  two shareholders  of
                        the  Murray  Group.   The  Company   also
                        entered into leases for buildings owned by the two Murray Group's shareholders (see note 5(a)).

                        The acquisition has been accounted for by
                        the  purchase  method of  accounting. The
                        purchase  price has been allocated to the
                        assets  acquired  based on  the estimated
                        fair  value of each  asset. The purchased
                        assets  consist   primarily  of  accounts
                        receivable and inventory.   The excess of
                        purchase price over the fair value of the
                        assets    acquired    was   approximately
                        $10,100,000 and is  being amortized  over
                        thirty years, the estimated life  of this
                        asset.  as of april 30, 1994, the Company
                        had a  receivable of $1,444,426  from the
                        seller    in    connection    with    the
                        acquisition.      This   receivable   was
                        collected in June 1994.

                    (E) On December 6, 1993, the Company acquired certain assets of a company located in Dallas, Texas for the total purchase price of $600,000 payable in three payments of $175,000 due December 6, 1993 through March 1, 1994 with the $75,000 balance due June 1, 1994. The excess of purchase price over net assets acquired amounted to $250,000 which is being amortized over 30 years.

                    (F) On June 11, 1993 the Company acquired certain assets of a pharmacy located in Sneads, Florida for the total price of $97,500 of which $75,000 was
                          allocated  towards   the  purchase   of
                          inventory. The Company  did not  assume
                          any debt  or other  liabilities of  the
                          seller.


                    As a result of the above acquisitions, total excess of purchase price in excess of net assets acquired are as follows:

APRIL 30,                                                   1995              1994

EXCESS OF PURCHASE PRICE IN EXCESS OF NET ASSETS
ACQUIRED RESULTING FROM ACQUISITION OF:

CPMB (A)                                             $22,535,855       $         -
MARYLAND PHARMACIES (B)                                2,453,959                 -
PMA (C)                                                  581,507                 -

MURRAY GROUP (D)                                      10,099,860        10,099,860
DALLAS PHARMACY (E)                                      250,000           250,000

                                                      35,921,181        10,349,860
LESS: ACCUMULATED AMORTIZATION                           456,921            30,543

					             $35,464,260       $10,319,317

2.  IMPROVEMENTS    IMPROVEMENTS  AND  EQUIPMENT CONSIST  OF  THE
    AND EQUIPMENT   FOLLOWING:


APRIL 30,                                                    1995             1994


RENTAL EQUIPMENT                                       $  -              $ 955,229
FURNITURE AND EQUIPMENT                                 1,575,503          794,241
TRANSPORTATION EQUIPMENT                                   88,906           96,742
COMPUTER EQUIPMENT                                        777,133          431,963
LEASEHOLD IMPROVEMENTS                                    491,108          116,921
                                                        2,932,650        2,395,096
LESS ACCUMULATED DEPRECIATION AND AMORTIZATION            796,588          938,539
                                                       $2,136,062       $1,456,557

3.  LONG-TERM       LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
    DEBT


APRIL 30,                                                    1995             1994

TERM LOAN (A)
                                                      $21,000,000        $       -
REVOLVING CREDIT (A)                                    2,000,000                -

SUBORDINATED NOTE PAYABLE (B)                           3,000,000                -
CAPITALIZED LEASES REQUIRING MONTHLY PAYMENTS OF
   $7,835 INCLUDING ASSUMED INTEREST RANGING FROM
   10% TO 16%, COLLATERALIZED BY EQUIPMENT WITH A
   BOOK VALUE OF $221,159.                                264,481          142,445

NOTES PAYABLE ON EQUIPMENT REQUIRING TOTAL MONTHLY
   PAYMENTS OF $1,142 INCLUDING INTEREST RANGING
   FROM APPROXIMATELY 5% - 21% COLLATERALIZED BY
   EQUIPMENT WITH A BOOK VALUE OF $33,696.                 61,909          113,282

                                                       26,326,390          255,727
LESS CURRENT MATURITIES                                23,135,267          147,416

                                                      $ 3,191,123         $108,311



                    (A) On April 4, 1995, the Company borrowed $21,000,000 on a term loan to fund the cash portion of the acquisition of CPMB (Note 1(a)). The term loan bears interest at a rate of .5% above the Alternative Base Rate (as defined by the Credit Agreement and was 9.00% at April 30, 1995) and is convertible into Eurodollar loans. The principal is payable over five years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March
                         31, 1997,  $1,250,000 through  March 31,
                         1999  and $1,000,000  through  March 21,
                         2000.

                       THE CREDIT AGREEMENT ALSO  PROVIDES FOR  A
                       REVOLVING   CREDIT  FACILITY   OF  UP   TO
                       $15,000,000, INCLUDING UP TO  A $1,000,000
                       LETTER   OF   CREDIT   FACILITY.      THIS
                       AGREEMENT   EXPIRES    IN   MARCH    1997.
                       BORROWINGS   UNDER  THIS   FACILITY   BEAR
                       INTEREST AT  THE ALTERNATIVE BASE RATE (AS
                       DEFINED IN  THE CREDIT  AGREEMENT) AND  IS
                       CONVERTIBLE  INTO  EURODOLLAR LOANS.    AT
                       APRIL   30,   1995,   THE    COMPANY   HAD
                       BORROWINGS UNDER  THIS LINE  OF CREDIT  OF
                       $2,000,000 BEARING INTEREST AT  9% LEAVING
                       AN AVAILABILITY OF $13,000,000  UNDER THIS
                       LINE OF CREDIT.

                       THE  TERM  LOAN AND  THE  REVOLVING CREDIT
                       FACILITY   ARE   COLLATERALIZED    BY   AN
                       ASSIGNMENT OF  A SECURITY  INTEREST IN ALL
                       ASSETS    OF    THE   COMPANY    AND   ITS
                       SUBSIDIARIES.

                       THE   AGREEMENT    CONTAINS   RESTRICTIONS
                       RELATING  TO  THE  PAYMENT  OF  DIVIDENDS,
                       LIENS,   INDEBTEDNESS,   INVESTMENTS   AND
                       CAPITAL  EXPENDITURES.  IN  ADDITION,  THE
                       COMPANY  MUST MAINTAIN  CERTAIN  FINANCIAL
                       RATIOS  AND A  MINIMUM NET  WORTH.   AS  A
                       RESULT   OF   THE   RESTATEMENT   OF   THE
                       COMPANY'S FINANCIAL  STATEMENTS (SEE  NOTE
                       9),  THE  COMPANY  WAS   IN  VIOLATION  OF
                       CERTAIN  PROVISIONS  AND COVENANTS  OF THE
                       CREDIT   AGREEMENT.     ACCORDINGLY,   ALL
                       BORROWINGS  UNDER THE  TERM  LOAN AND  THE
                       REVOLVING CREDIT FACILITY  WERE CLASSIFIED
                       AS CURRENT.

                    (B) In connection with the CPMB acquisition (see Note 1(a)), the Company is also obligated on a $3,000,000 subordinated note, bearing interest at an annual rate of 8% and maturing March 31, 2000.

                    (C) The Company had a $5,000,000 line of credit with a bank. Borrowings under the line of credit bear interest at prime plus .5% (7.50% at April 30,
                         1994).   On April  4, 1995, the  line of
                         credit was  terminated and  replaced  by
                         the   revolving   credit   facility   of
                         $15,000,000 (see (a) above).

                    THE MAXIMUM AMOUNT OF SHORT-TERM BORROWINGS OUTSTANDING DURING THE YEARS ENDED APRIL 30, 1995 AND 1994 WAS $2,300,000 AND $2,000,000,
                    RESPECTIVELY.       THE    AVERAGE    AMOUNTS
                    OUTSTANDING FOR THE YEARS ENDED APRIL 30, 1995 AND 1994 WERE $591,667 AND $796,000,
                    RESPECTIVELY. THE AVERAGE BORROWING RATES WERE 8.875% AND 7% FOR THE YEARS ENDED APRIL 30, 1995 AND 1994, RESPECTIVELY.
                    LONG TERM DEBT WILL MATURE AS FOLLOWS:

YEAR ENDED APRIL 30,

   1996                             $23,135,267
   1997                                  80,112

   1998                                  40,506
   1999                                  37,609

   2000                               3,032,896

                                    $26,326,390


4.  INCOME TAXES    THE  INCOME   TAX  EXPENSES  (BENEFITS)   ARE
                    COMPRISED OF THE FOLLOWING:



YEAR ENDED APRIL 30,     1995        1994        1993
CURRENT:

 FEDERAL                 $2,793,223  $2,640,000  $1,243,650
 STATE AND LOCAL          1,063,468     812,000     375,000
                          3,856,691   3,452,000   1,618,650

DEFERRED
 FEDERAL                 (1,851,000)   (580,000)   (273,000)
 STATE AND LOCAL           (665,300)   (121,315)    (65,000)

                         (2,516,300)   (701,315)   (338,000)
TOTAL INCOME TAXES       $1,340,391  $2,750,685  $1,280,650


THE FOLLOWING RECONCILES THE FEDERAL STATUTORY
TAX RATE WITH THE ACTUAL EFFECTIVE RATE:


YEAR ENDED APRIL 30,   1995     1994      1993

STATUTORY RATE           34%      34%       34%
INCREASE (DECREASE)
 IN TAX RATE
 RESULTING FROM:
 STATE AND LOCAL
   TAXES, NET OF
   FEDERAL BENEFIT        7        7         6

 OTHER                    -        -        (3)
EFFECTIVE RATE           41%      41%       37%





DEFERRED TAX ASSETS (LIABILITIES) CONSIST OF THE
FOLLOWING:


APRIL 30,                        1995              1994
DEFERRED TAX ASSETS RESULTING
FROM:

  ALLOWANCE FOR DOUBTFUL
  ACCOUNTS                        $3,163,000     $660,000
DEFERRED TAX LIABILITY - OTHER       (29,700)     (43,000)
                                  $3,133,300     $617,000



5.   COMMITMENTS    (A)  LEASES
     AND
     CONTINGENCIES

                       THE COMPANY LEASES ITS OFFICES,  WAREHOUSE
                       AND  RETAIL  PHARMACIES   UNDER  OPERATING
                       LEASES  EXPIRING AT  VARIOUS TIMES THROUGH
                       AUGUST 2002.  THE COMPANY ALSO LEASES DATA
                       PROCESSING   EQUIPMENT  UNDER   AGREEMENTS
                       WHICH  EXPIRE  AT  VARIOUS  TIMES  THROUGH
                       2000.  THESE LEASES  HAVE BEEN  CLASSIFIED
                       AS CAPITAL LEASES (NOTE 3).

                       AS  OF APRIL 30,  1995, FUTURE NET MINIMUM
                       LEASE  PAYMENTS  UNDER CAPITAL  LEASES AND
                       NONCANCELLABLE OPERATING  LEASE AGREEMENTS
                       ARE AS FOLLOWS:

                                                CAPITAL             OPERATING

     1996                                       $  90,652          $1,144,664
     1997                                          80,849           1,193,537

     1998                                          40,443             980,119
     1999                                          40,443             646,429
     2000                                          33,702             557,519

     THEREAFTER                                         -             240,374
TOTAL MINIMUM LEASE PAYMENTS                      286,089           4,762,642

LESS AMOUNTS REPRESENTING INTEREST                 21,608                   -
PRESENT VALUE OF NET MINIMUM LEASE
   PAYMENTS                                      $264,481          $4,762,642




                        RENT EXPENSE  FOR THE YEARS  ENDING APRIL
                        30,  1995,  1994  AND  1993  AMOUNTED  TO
                        $364,448,    $252,534    AND    $216,416,
                        RESPECTIVELY.   RENT  EXPENSE   FOR   THE
                        BUILDINGS  OWNED BY THE  TWO MURRAY GROUP
                        SHAREHOLDERS  AMOUNTED  TO  $106,410  AND
                        $8,868  FOR  THE YEARS  ENDED  APRIL  30,
                        1995 AND 1994.

                    (B)   RETIREMENT PLAN

                        EFFECTIVE  AUGUST  1, 1990,  THE  COMPANY
                        ESTABLISHED  A 401(K)  PLAN FOR  ELIGIBLE
                        SALARIED EMPLOYEES. THE  CONTRIBUTION FOR
                        ANY PARTICIPANT MAY  NOT EXCEED STATUTORY
                        LIMITS.  AFTER  ONE YEAR  OF  EMPLOYMENT,
                        THE  COMPANY   WILL  MATCH  25%  OF  EACH
                        EMPLOYEE  PARTICIPANT'S CONTRIBUTIONS  UP
                        TO  THE  FIRST  5%  OF COMPENSATION.  THE
                        TOTAL   MATCHING   CONTRIBUTIONS  CHARGED
                        AGAINST OPERATIONS  AMOUNTED TO  $71,281,
                        $22,935  AND $17,823 FOR  THE YEARS ENDED
                        APRIL 30, 1995, 1994 AND 1993.

                    (C)  EMPLOYMENT AGREEMENTS

                        THE  COMPANY  HAS  IN  EFFECT  EMPLOYMENT
                        AGREEMENTS WITH CERTAIN  KEY OFFICERS AND
                        EMPLOYEES, WHICH EXPIRE  AT VARIOUS DATES
                        THROUGH  JUNE,  1998.     TOTAL  SALARIES
                        UNDER   THESE   AGREEMENTS    AMOUNT   TO
                        APPROXIMATELY $1,200,000 ANNUALLY.

                    (D)  LITIGATION

                           (1) THE COMPANY  WAS A DEFENDANT  IN A LAW
                           SUIT COMMENCED  IN APRIL 1994, IN  THE
                           UNITED STATES BANKRUPTCY  COURT.   THE
                           SUIT  ALLEGES  THAT  THE  COMPANY  AND
                           ANOTHER UNRELATED DEFENDANT IMPROPERLY
                           OBTAINED    CONFIDENTIAL   INFORMATION
                           REGARDING THE PLAINTIFF.   IT IS  ALSO
                           ALLEGED THAT THE COMPANY AND THE OTHER
                           DEFENDANT INTERFERED  WITH ONGOING AND
                           POTENTIAL        NEW       CONTRACTUAL
                           RELATIONSHIPS OF THE  PLAINTIFF.   THE
                           PLAINTIFF IS SEEKING DAMAGES IN EXCESS
                           OF $30 MILLION  AND INJUNCTIVE RELIEF.
                           IN MARCH  1995, THE  BANKRUPTCY  COURT
                           ABSTAINED FROM EXERCISING JURISDICTION
                           AND DISMISSED THE ACTION.

                           ON   OR  ABOUT  APRIL  13,  1995,  THE
                           PLAINTIFF  COMMENCED   ANOTHER  ACTION
                           AGAINST THE COMPANY, AND CERTAIN OTHER
                           DEFENDANTS,  CONTAINING  MANY  OF  THE
                           SAME  ALLEGATIONS   CONTAINED  IN  THE
                           PRIOR  ACTION.   DAMAGES IN  EXCESS OF
                           $40 MILLION  ON A VARIETY OF  THEORIES
                           ARE  ASSERTED.    MANAGEMENT  BELIEVES
                           THIS SUIT  TO  BE  WITHOUT  MERIT  AND
                           INTENDS   TO  DEFEND   THE  PROCEEDING
                           VIGOROUSLY.   IN MANAGEMENT'S OPINION,
                           THIS PROCEEDING WILL NOT RESULT  IN AN
                           OUTCOME  HAVING   A  MATERIAL  ADVERSE
                           EFFECT  ON  THE  COMPANY'S  RESULTS OF
                           OPERATIONS OR FINANCIAL POSITION.  THE
                           COMPANY  COUNTERCLAIMED FOR  LIBEL AND
                           SLANDER  PREDICATED  UPON  AN  ALLEGED
                           FALSE  PRESS  RELEASE  ISSUED  BY  THE
                           PLAINTIFF AND TO ADD AS DEFENDANTS THE
                           PRINCIPALS OF THE PLAINTIFF.

                           (2) IN APRIL  1995, A COMPLAINT WAS  FILED
                           AGAINST   THE    COMPANY   AND   OTHER
                           UNRELATED DEFENDANTS IN  THE NEW  YORK
                           SUPREME     COURT     FOR     TORTIOUS
                           INTERFERENCE    WITH    EXISTING   AND
                           PROSPECTIVE  CONTRACTUAL RELATIONSHIPS
                           OF THE  PLAINTIFF.  DAMAGES IN  EXCESS
                           OF $20 MILLION  AND INJUNCTIVE  RELIEF
                           ARE SOUGHT.   MANAGEMENT BELIEVES THIS
                           SUIT TO  BE WITHOUT MERIT, INTENDS  TO
                           DEFEND THE  PROCEEDINGS VIGOROUSLY AND
                           BELIEVES THE OUTCOME WILL  NOT HAVE  A
                           MATERIAL   ADVERSE   EFFECT   ON   THE
                           COMPANY'S  RESULTS  OF  OPERATIONS  OR
                           FINANCIAL POSITION.

                        (3) SEE   NOTE   9  FOR   CERTAIN  LITIGATION
                        ARISING SUBSEQUENT TO APRIL 30, 1995.

6.   CAPITAL        (A)   PUBLIC OFFERINGS
     TRANSACTIONS

                        (1)  ON  NOVEMBER  18, 1993,  THE COMPANY
                             COMPLETED    A   SECONDARY    PUBLIC
                             OFFERING  OF   2,000,000  SHARES  OF
                             STOCK AT $12.00 PER SHARE.  PROCEEDS
                             FROM THIS OFFERING, NET  OF EXPENSES
                             OF THE OFFERING OF  $2,017,742, WERE
                             $21,982,258.

                        (2)  IN JUNE 1992, THE  COMPANY COMPLETED
                             A   SECONDARY  PUBLIC   OFFERING  OF
                             1,502,612 SHARES OF COMMON  STOCK AT
                             $4.50 PER SHARE, OF  WHICH 1,347,997
                             SHARES WERE SOLD BY THE  COMPANY AND
                             154,615     SHARES     BY    SELLING
                             SHAREHOLDERS.    IN CONNECTION  WITH
                             THIS OFFERING, THE COMPANY ISSUED TO
                             ITS  UNDERWRITERS  130,662  WARRANTS
                             EXERCISABLE   AT  $5.40   PER  SHARE
                             EXPIRING IN  1997.  AS  OF APRIL 30,
                             1995,  119,326 OF  THE UNDERWRITER'S
                             WARRANTS WERE EXERCISED.

                           PROCEEDS  FROM  THIS OFFERING,  NET OF
                           EXPENSES    OF   THE    OFFERING    OF
                           $1,034,867, WERE $5,031,119.

                    (B)   ACQUISITIONS

                        (1)  ON  FEBRUARY  6,  1995, THE  COMPANY
                             ISSUED   108,757   SHARES   OF   THE
                             COMPANY'S    NON-REGISTERED   COMMON
                             STOCK   IN   CONNECTION   WITH   THE
                             ACQUISITION  OF   THE  TWO  MARYLAND
                             PHARMACIES (NOTE 1(B)).

                        (2)  ON JUNE 16, 1994, THE COMPANY ISSUED
                             20,000 SHARES OF THE  COMPANY'S NON-
                             REGISTERED    COMMON     STOCK    IN
                             CONNECTION  WITH THE  ACQUISITION OF
                             PMA (NOTE 1(C)).

                        (3)  IN   CONNECTION   WITH  THE   MURRAY
                             ACQUISITION  ON  APRIL 1,  1994, THE
                             COMPANY  ISSUED  617,060  SHARES  OF
                             NON-REGISTERED COMMON  STOCK (NOTE 1
                             (D)).

                    (C)   OPTIONS AND WARRANTS

                        STOCK  OPTIONS  AND  WARRANTS  ACTIVITIES
                        ARE SHOWN BELOW:

                           OMNIBUS      INCENTIVE
                       INCENTIVE STOCK STOCK OPTION  WARRANTS     DIRECTORS'
                       OPTION PLAN (1)   PLAN (2)   (NOTE 6(A))    OPTIONS (3)
SHARES COVERED            1,000,000       50,000       130,662         12,000
OUTSTANDING AT MAY 1,
   1993                            -      12,221       130,662              -
   GRANT                    420,000        2,500              -             -
   EXERCISED                       -      (2,833)      (40,330)             -
   CANCELLED                       -        (833)             -             -

OUTSTANDING AT APRIL
   30, 1994                 420,000       11,055        90,332              -
   GRANT                    117,500            -              -        12,000
   EXERCISED                 (2,000)        (833)      (78,996)             -
   CANCELLED                       -           -              -             -
OUTSTANDING AT APRIL
   30, 1995                 535,500       10,222        11,336         12,000

AT APRIL 30, 1995:
PRICE RANGE                $10.38              -     $     .90              -
                           $16.25        $10.375         $5.40         $18.75
SHARES EXERCISABLE          177,500       10,222        11,336         12,000
AVAILABLE FOR GRANT         462,500        5,669              -             -

</TABLE
   >
                    (1) ON   MAY   26,   1993   THE  COMPENSATION
                        COMMITTEE  AUTHORIZED AND ON  OCTOBER 14,
                        1993,   THE  STOCKHOLDERS   APPROVED  THE
                        ESTABLISHMENT  OF  AN  OMNIBUS  INCENTIVE
                        STOCK  OPTION PLAN TO  PROVIDE INCENTIVES
                        FOR  KEY  EMPLOYEES  AND MEMBERS  OF  THE
                        BOARD OF DIRECTORS. THE MAXIMUM NUMBER OF
                        SHARES ISSUABLE  UNDER THE PLAN IS 10% OF
                        THE OUTSTANDING  SHARES  UP TO  1,000,000
                        SHARES. THE EXERCISE PERIOD FOR AN OPTION
                        SHALL NOT EXCEED TEN YEARS FROM THE  DATE
                        OF GRANT,  EXCEPT IN  THE CASE OF  A MORE
                        THAN 10%  STOCKHOLDER  SUCH PERIOD  SHALL
                        NOT EXCEED FIVE  YEARS. THE OPTION  PRICE
                        PER  SHARE  SHALL  BE NOT  LESS  THAN THE
                        AVERAGE MARKET VALUE OR, IN THE CASE OF A
                        10% STOCKHOLDER WITH RESPECT TO INCENTIVE
                        STOCK OPTIONS, 110% OF FAIR VALUE ON  THE
                        DATE OF GRANT.

                    (2) ON   FEBRUARY   16,  1990,   THE  COMPANY
                        APPROVED  THE  ADOPTION  OF AN  INCENTIVE
                        STOCK OPTION PLAN COVERING  50,000 COMMON
                        SHARES. THE OPTIONS ARE  EXERCISABLE OVER
                        A TEN YEAR PERIOD.

                    (3) DURING THE YEAR ENDED APRIL 30, 1995, THE
                        COMPANY GRANTED A TOTAL OF 12,000 OPTIONS
                        TO  ITS  THREE  OUTSIDE DIRECTORS  AT  AN
                        EXERCISE  PRICE  OF  $18.75,  THE  MARKET
                        PRICE ON THE DATE OF THE GRANT.

                    AT  APRIL 30,  1995, 1,037,227 SHARES  OF THE
                    COMPANY'S  AUTHORIZED   AND  UNISSUED  COMMON
                    STOCK   WERE   RESERVED  FOR   ISSUANCE  UPON
                    EXERCISE  OF  OPTIONS  AND   WARRANTS,  WHICH
                    INCLUDED   569,058  SHARES   FOR  OUTSTANDING
                    OPTIONS AND WARRANTS  AND 468,169 SHARES  FOR
                    OPTIONS AVAILABLE FOR GRANT.

                    (D) RESTRICTED STOCK

                        ON  MAY  1,  1993,  THE  COMPANY  AWARDED
                        11,000 SHARES OF RESTRICTED  COMMON STOCK
                        TO THREE OUTSIDE CONSULTANTS.  THE SHARES
                        AWARDED    ARE    SUBJECT   TO    CERTAIN
                        RESTRICTIONS  OR   FORFEITURE.    VESTING
                        OCCURS  OVER A TWO  YEAR PERIOD  FROM THE
                        DATE THE SHARES ARE  AWARDED.  THE SHARES
                        WERE  RECORDED  AT  THEIR  QUOTED  MARKET
                        VALUE AT THE DATE OF GRANT OF $10.375 PER
                        SHARE,  OR  $114,125.   THE  COMPENSATION
                        ELEMENT RELATED  TO THE AWARDING  OF SUCH
                        SHARES  IS  RECOGNIZED  RATABLY OVER  THE
                        TWO-YEAR        RESTRICTION       PERIOD.
                        COMPENSATION  EXPENSE RECOGNIZED  RELATED
                        TO SUCH SHARES FOR THE YEARS ENDED  APRIL
                        30,   1995  AND  1994  WERE  $57,065  AND
                        $57,060, RESPECTIVELY.


7.  SUPPLEMENTAL    (A) Supplemental  disclosures  of  cash  flow
    CASH FLOW           information:
    INFORMATION



Year ended April 30,              1995              1994             1993
(1)  Cash paid for
       interest expense    $   174,430        $   94,468      $     96,047

(2)  Cash paid for
       income taxes         $7,745,067        $3,157,483      $    543,737



                       (B)   Supplemental  disclosures  of  non-cash
                          investing and financing activities:

                        (1) THE  COMPANY  FINANCED  $177,286  AND
                            $124,780 OF NEW  EQUIPMENT DURING THE
                            YEARS ENDED APRIL 30, 1995 AND 1994.

                        (2) DURING  THE  YEAR  ENDED   APRIL  30,
                            1995,  $3,000,000  OF   THE  PURCHASE
                            PRICE   OF  CPMB  WAS   A  FIVE  YEAR
                            SUBORDINATED NOTE (NOTE 1(A)).

                        (3) DURING  THE  YEAR  ENDED   APRIL  30,
                            1995,  THE  COMPANY   ISSUED  128,757
                            SHARES   OF   NON-REGISTERED   COMMON
                            STOCK   IN   CONNECTION    WITH   THE
                            ACQUISITION  OF  MARYLAND  PHARMACIES
                            AND PMA (NOTE 1(B) AND (C)).

                        (4) DURING  THE  YEAR  ENDED   APRIL  30,
                            1994,  HOLDERS  OF  $374,999  OF  THE
                            COMPANY'S  CONVERTIBLE   SUBORDINATED
                            DEBENTURES CONVERTED THEIR  DEBT INTO
                            357,145 SHARES OF COMMON STOCK.

                        (5) DURING  THE  YEAR  ENDED   APRIL  30,
                            1994,  THE  COMPANY   AWARDED  11,000
                            SHARES OF RESTRICTED COMMON  STOCK TO
                            THREE   OUTSIDE   CONSULTANTS.  (NOTE
			    6(D)).

                       (6) DURING  THE  YEAR  ENDED   APRIL  30,
                           1994,  THE  COMPANY   ISSUED  617,060
                           SHARES   OF   NON-REGISTERED   COMMON
                           STOCK IN CONNECTION  WITH THE  MURRAY
                           ACQUISITION. (NOTE 1(D)).

8.   QUARTERLY      THE  FOLLOWING  TABLE   SUMMARIZES  QUARTERLY
     FINANCIAL      RESULTS  (AFTER  RESTATEMENT AS  DISCUSSED IN
     INFORMATION    NOTE 9):
     (UNAUDITED,
     IN THOUSANDS,
     EXCEPT FOR
     PER SHARE
     DATA)


YEAR ENDED APRIL      FIRST         SECOND        THIRD        FOURTH
30, 1995             QUARTER       QUARTER       QUARTER       QUARTER       YEAR




REVENUE:
   AS PREVIOUSLY
   REPORTED        $18,118        $20,087       $22,025      $29,067     $89,298

   ADJUSTMEN          (902)           797           (43)        (693)       (842)

  AS RESTATE        17,216         20,884        21,982       28,374      88,456
GROSS PROFIT:
  AS PREVIOUSLY

   REPORTED          6,140          6,622         7,056        9,126      28,944

  ADJUSTMENTS       (1,154)          (519)         (243)      (2,280)     (4,196)

  AS RESTATED        4,986          6,103         6,813        6,846      24,748

INCOME (LOSS)

  BEFORE INCOME

  TAXES:
   AS PREVIOUSLY
     REPORTED          2,777          3,179         3,424        2,188      11,567
   ADJUSTMENTS        (2,232)        (1,372)       (1,176)      (3,501)     (8,280)
   AS RESTATED            545         1,807         2,248       (1,313)      3,287
NET INCOME
   (LOSS):
   AS PREVIOUSLY
     REPORTED          1,620          1,853         2,036        1,332       6,842
   ADJUSTMENTS        (1,316)          (809)         (581)      (2,189)     (4,896)
   AS RESTATED            304         1,044         1,455         (857)      1,946
EARNINGS (LOSS)
PER COMMON SHARE
- - - - PRIMARY:
   AS PREVIOUSLY
     REPORTED             .17           .20           .22          .14         .73
   ADJUSTMENTS          (.14)          (.09)         (.07)        (.23)       (.52)
   AS RESTATED            .03           .11           .15         (.09)        .21
EARNINGS (LOSS)
PER COMMON SHARE
- - - - FULLY DILUTED:
   AS PREVIOUSLY
     REPORTED             .17           .20           .22          .14         .73
   ADJUSTMENTS          (.14)          (.09)         (.07)        (.23)       (.52)
   AS RESTATED            .03           .11           .15         (.09)        .21


YEAR ENDED APRIL      FIRST         SECOND        THIRD        FOURTH
30, 1994             QUARTER       QUARTER       QUARTER       QUARTER       YEAR

REVENUE              $ 9,557        $10,148       $10,821      $13,724     $44,250

GROSS PROFIT           3,284          3,507         3,790        5,026      15,606

INCOME BEFORE
   INCOME TAXES        1,317          1,494         1,767        2,174       6,752
NET INCOME                792           890         1,063        1,256       4,001

EARNINGS PER
COMMON SHARE:
   - PRIMARY              .13           .14           .13          .14         .54

   - FULLY
DILUTED                   .12           .14           .13          .14         .53



9.  RESTATEMENT     IN FEBRUARY 1996, A  SPECIAL COMMITTEE OF THE
                    BOARD  OF DIRECTORS WAS ESTABLISHED TO REVIEW
                    CERTAIN  ACCOUNTING  AND  FINANCIAL  MATTERS.
                    THE  SPECIAL COMMITTEE  DETERMINED THAT  AS A
                    RESULT  OF CERTAIN  ACCOUNTING IRREGULARITIES
                    THAT  RESTATEMENTS  OF  PRIOR 1995  AND  1996
                    FISCAL PERIODS WOULD BE REQUIRED.

                    AS A RESULT OF THESE DEVELOPMENTS, THE COMPANY'S AUDITORS WITHDREW THEIR PREVIOUSLY ISSUED UNQUALIFIED OPINION DATED JULY 27, 1995 ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE YEAR ENDED APRIL 30, 1995. ALSO, THE RESTATEMENT CAUSED THE COMPANY TO BE IN VIOLATION OF ITS CURRENT LOAN AGREEMENTS AND, ACCORDINGLY, ALL BORROWINGS UNDER SUCH AGREEMENTS ARE CLASSIFIED AS CURRENT LIABILITIES AS OF APRIL 30, 1995. SUBSEQUENT TO THE DISCLOSURE OF THE IRREGULARITIES, THE COMPANY AND CERTAIN OF ITS PAST AND CURRENT DIRECTORS AND OFFICERS HAVE BEEN NAMED AS DEFENDANTS IN TEN SEPARATE CLASS ACTION SECURITIES FRAUD LAWSUITS. IN ADDITION, THE COMPANY, CERTAIN OF ITS CURRENT AND FORMER OFFICERS AND DIRECTORS, AND ITS AUDITORS WERE NAMED IN A DERIVATIVE LAWSUIT BROUGHT BY CERTAIN SHAREHOLDERS ON BEHALF OF THE COMPANY. SINCE THE OUTCOME OF THIS LITIGATION CANNOT BE DETERMINED AT THIS TIME, NO PROVISIONS FOR THEM HAVE BEEN RECORDED IN THE FINANCIAL STATEMENTS.

                    THE COMPANY HAS RESTATED ITS 1995 FINANCIAL STATEMENTS AS WELL AS THE QUARTERLY FINANCIAL STATEMENTS FOR EACH OF THE FOUR QUARTERS IN THE YEAR ENDED APRIL 30, 1995 (SEE NOTE 8). A RECONCILIATION OF THE COMPANY'S PREVIOUSLY REPORTED NET INCOME TO THE RESTATED NET INCOME IN THE RESTATED FINANCIAL STATEMENTS IS AS FOLLOWS:


YEAR ENDED APRIL 30, 1995

NET INCOME, AS PREVIOUSLY
REPORTED                            $ 6,842,000

ADJUSTMENTS:
  OVERSTATEMENT OF REVENUES            (842,000)

  OVERSTATEMENT OF INVENTORIES       (3,354,000)

  UNDERSTATEMENT OF ALLOWANCE
   FOR DOUBTFUL ACCOUNTS             (4,084,000)
  TOTAL ADJUSTMENTS                  (8,280,000)

  LESS TAX BENEFIT OF
ADJUSTMENTS                           3,384,000

NET INCOME, AS RESTATED             $ 1,946,000


EARNINGS PER SHARE OF COMMON
  STOCK, AS PREVIOUSLY REPORTED           $ .73
  - PRIMARY AND FULLY-DILUTED
Adjustments, net of tax
benefit                                    (.52)

Earnings per share of common
  stock, as restated - primary
  and fully-diluted                       $ .21








REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS      S - 3

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  AND RESERVES                                          S - 4





Report of Independent Certified Public Accountants on Financial Statement Schedule


Health Management, Inc. and Subsidiaries
Holbrook, New York


The audits referred to in our report dated July 27, 1995, except for Note 9 which is as of April 26, 1996, relating to the consolidated financial statements of Health Management, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.





BDO Seidman, LLP


Mitchel Field, New York

July 27, 1995, except for Note 9 which
  is as of April 26, 1996



                                        Balance at
                                       Beginning of   Additions Charged                      Balance at End of
            Classification                 Year         to Operations          Deductions          Year
 Allowance for doubtful accounts

    Year ended April 30, 1995          $2,206,000         $7,978,000   (1)      $2,186,000       $7,998,000

    Year ended April 30, 1994          $  925,000         $1,781,000             $ 500,000       $2,206,000

    Year ended April 30, 1993          $  375,000         $  705,206              $155,206       $  925,000



(1) Restated, as discussed in Note 9 to the consolidated financial statements.
