Form 10-Q/A
period 1995-07-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

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

                      YES     X               NO

As of August 15, 1995, there were outstanding 9,318,959 shares of common stock, $.03 par value.



                             HEALTH MANAGEMENT, INC.

                                  July 31, 1995

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

The financial information discussed herein has been restated. (See note 4 to the Condensed Consolidated Financial Statements).

Three months ended July 31, 1995 vs. July 31, 1994

The Company's revenues were $38,294,030 for the quarter ended July 31, 1995, an increase of $21,077,728 or 122.4% over revenues of $17,216,302 for the three months ended July 31, 1994. Revenues generated through the Company's recent acquisitions accounted for approximately $14,000,000 of the increased revenues. The balance of the increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states, ongoing patient referrals from existing referral sources, and the addition of new referral sources over the course of the quarter.

Gross profit margins were 30.7% for the quarter ended July 31, 1995, as compared to 29.0% for the quarter ended July 31, 1994. Although the gross margin profits were slightly higher for the quarter ended July 31, 1995 than those for the quarter ended July 31, 1994, the trend is towards decreasing profit margins. The Company has been experiencing a decrease in gross profit margin primarily attributable to the following factors: increases in multiple sclerosis revenues, which presently yield lower margins than have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs, (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance.

Operating expenses as a percentage of revenues decreased to 22.1% for the quarter ended July 31, 1995, as compared to 26.3% for the quarter ended July 31, 1994. Total operating expenses were $8,449,616 for the quarter ended July 31, 1995, an increase of $3,921,164 over the quarter ended July 31, 1994. The increase was due to the fact that during the last quarter of the fiscal year ended April 30, 1995, the Company consummated two acquisitions, the principal one being the acquisition of the Clozaril Patient Management Business ("CPMB") from Caremark, Inc. Operating expenses in connection with these accounted for approximately $2,700,000 of expenses during the quarter ended July 31, 1995. Also, to support the Company's continued expansion payroll-related expenses increased by approximately $550,000. The balance of the increase occurred in distribution, selling and administration expenses.

Operating income was $3,311,180 for the quarter ended July 31, 1995, an increase of $2,854,290 or 624.7% compared to operating income of $456,890 for the quarter ended July 31, 1994.

Net interest expense for the quarter ended July 31, 1995 was $610,936, an increase of $699,240 compared to net interest income of $88,304 for the quarter ended July 31, 1994. Approximately $590,000 of the increase was due to the interest charges relating to the Company's $24,000,000 debt financing of the CPMB acquisition. The balance of the increase was a result of interest charges on the Company's outstanding line of credit.

Income before income taxes was $2,700,244 for the quarter ended July 31, 1995, an increase of $2,155,050 or 395.3% compared to $545,194 for the quarter ended July 31, 1994.

Net income was $1,588,738 for the quarter ended July 31, 1995, compared to $303,594 for the quarter ended July 31, 1994, an increase of $1,285,144 or 423.3%.

Primary and fully diluted earnings per common share for the quarter ended July 31, 1995, were $.17 compared to $.03 for the quarter ended July 31, 1994. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings was 9,444,919 and 9,321,448 for the quarters ended July 31, 1995 and 1994 respectfully.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $107,958 in the Company's cash and cash equivalents to $4,454,754 for the quarter ended July 31, 1995, was attributable to net cash provided by operating activities offset by cash used in financing and investing activities. Net cash provided by operating activities increased primarily from net income, accounts payable, taxes payable and non-cash adjustments were offset primarily by increases in accounts receivable amounts due from sellers, by inventory and by decreases in accrued expenses.

Working capital at July 31, 1995, was $14,752,112, an increase of $5,456,877 from April 30, 1995. The major components of the increase were an accounts receivable increase of $3,957,552 and an increase in amounts due from Caremark of $2,055,192 offset by increase in accounts payable of $4,313,826.

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

The Company's also has a credit facility of up to $15,000,000 with the same lending institutions which is due in March 1997. As of July 31, 1995 the Company has borrowed $2,750,000 bearing interest at 9%, leaving an availability of $12,250,000 under this line of credit.

As a result of the restatement the Company is in violation of its current loan agreement and, accordingly, all borrowings under the term loan and the credit facility are classified as current liabilities.

In connection with the CPMB acquisition the Company is also obligated on a $3,000,000 subordinated note bearing interest at an annual rate of 8% and matures March 31, 2000.

As of July 31, 1995, days sales outstanding were 85 days, down 47 days from 132 days at July 31, 1994. The days sales outstanding calculation was impacted positively by approximately 20 days by the CPMB acquisition.



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

                                                                      Page No.

 Balance Sheets as of July 31, 1995 (Unaudited) and April 30, 1995 (Audited)

 Statements of Income for the Three Months
 Ended July 31, 1995 and July 31, 1994 (Unaudited)

 Statements of Cash Flows for the Three Months Ended
 July 31, 1995 and July 31, 1994 (Unaudited)

 Statement of Changes in Stockholder's Equity for the Three Months Ended July 31, 1995 (Unaudited)

 Notes to Financial Statements


                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   July 31, 1995   April 30, 1995

                                    (Unaudited)      (Audited)
 CURRENT ASSETS:

   Cash and cash equivalents       $4,454,754     $  4,562,712

   Accounts Receivable, Less Allowance for
     Doubtful Accounts             35,297,361       31,339,809

   Inventories                      8,768,883        7,787,661

   Due from Caremark                2,055,192               -

   Tax Refund Receivable            1,346,044        1,827,000

   Deferred Taxes                   3,464,469        3,133,300

   Prepaid Expenses and Other         716,113        1,163,541


     Total Current Assets          56,102,816       49,814,023


 IMPROVEMENTS and EQUIPMENT, Less
   Accumulated Depreciation and
   Amortization                     2,111,092        2,136,062


 EXCESS OF PURCHASE PRICE OVER
   NET ASSETS ACQUIRED             35,146,280       35,464,260


 OTHER                              1,279,684        1,275,775

                                 $ 94,639,872     $ 88,690,120



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   July 31,     April  April
                                                  (Unaudited)     (Audited)


 CURRENT LIABILITIES

   Accounts Payable                               $16,643,817  $  12,329,991

   Accrued Expenses                                 1,634,061      1,862,407

   Current Maturities of Long Term Debt            23,072,826     23,135,267


       TOTAL CURRENT LIABILITIES                   41,350,704     37,327,665


 Deferred Taxes                                       306,848              -

 Long Term Debt, Less Current Maturities            3,191,125      3,191,123


       TOTAL LIABILITIES                           44,848,677     40,518,788


 COMMITMENTS and CONTINGENCIES


 STOCKHOLDERS' EQUITY:

   Preferred Stock-$.01 Par Value:
       Shares Authorized - 1,000,000:
       Issued and Outstanding 0

   Common Stock - $.03 Par Value:
       Shares Authorized - 20,000,000:
       Issued and Outstanding - 9,319,017
                and 9,316,017                         279,571        279,481

       Additional Paid-In Capital                  38,050,545     38,019,510

       Retained Earnings                           11,461,079      9,872,341


 TOTAL STOCKHOLDERS' EQUITY                        49,791,195     48,171,332

                                                 $ 94,639,872   $ 88,690,120



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                Three Months Ended July 31


                                        1995          1994

Revenue                          $38,294,030    $17,216,302
Cost of Sales                     26,533,234     12,230,960

Gross Profit                      11,760,796      4,985,342

Operating Expenses:

  Selling                          1,085,202        522,084
  General and Administrative       7,364,414      4,006,368

                                   8,449,616      4,528,452

Income from Operations             3,311,180        456,890

Interest Expense (Income)            610,936       (88,304)



Income Before Taxes on Income      2,700,244        545,194

Taxes on Income                    1,111,506        241,600

Net Income                       $ 1,588,738     $  303,594

Earnings Per Common Share:
   Primary and Fully Diluted      $      .17      $     .03

Weighted Average Shares Outstanding
   Primary and Fully Diluted       9,444,919      9,321,448



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                  Condensed Consolidated Statement of Cash Flow
                           Three Months Ended July 31

                                                           (Unaudited)


                                                1995                    1994
 CASH FLOWS FROM OPERATING

  ACTIVITIES:

   Net Income                               $  1,588,738             $  303,594

   Adjustments to Reconcile Net

     Income to New Cash provided by
     Operating Activities:

    Depreciation & Amortization                  653,391                154,805

    Provision for Doubtful Accounts            1,814,812              1,607,000

    Deferred Taxes                              (24,321)              (320,000)

    Compensation Under Restricted Stock                -                 14,265

    Loss From Disposition of
      Rental Equipment                                 -                287,287

   Increase (Decrease) in Cash Flows
    from Changes in Operating
    Assets and Liabilities:

   Accounts Receivable                       (5,772,364)            (2,531,764)

   Inventory                                   (981,222)              (351,697)

   Other Receivables                         (2,055,192)              1,444,426

   Prepaid Expenses and Other                    316,553                  7,081

   Other Assets                                 (86,773)                 28,662

   Accounts Payable                            4,799,873              2,014,231

   Accrued Expenses                            (714,393)              (216,180)

   Income Tax Payable, Net of Tax
      Refund Receivable                        (480,956)            (1,473,608)

 Net Cash Provided by
   Operating Activities                           20,058                968,102

 Cash Flows from Investing Activities:

   Cash Used in Acquisition of PMA                                    (187,500)

   Capital Expenditures                         (96,702)              (325,448)

   Proceeds from Sale of Rental Equipment              -                214,598

   Net Cash (Used in) Investing                 (96,702)              (298,350)
     Activities



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Cash Flow (Concluded)
                       For The Three Months Ended July 31

                                                            (Unaudited)

                                                    1995                  1994
 CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in Bank Loan,

   Net of Repayments                                   -                300,000

   Borrowing on Credit Facility                     750,000                -

   Principal Payments on Long-Term Debt           (812,439)            (84,225)

   Proceeds from Exercise of Stock                   31,125                -

   Proceeds from Exercise of Warrants                  -                145,800

 Net Cash Provided by (Used in)
   Financing Activities                            (31,314)             361,575

 Net Increase (Decrease) in Cash and
   Cash Equivalents                               (107,958)           1,031,327

 Cash and Cash Equivalents, at Beginning
   of Period                                      4,562,712          13,495,480

 Cash and Cash Equivalents,
   at end of Period                             $ 4,454,754        $ 14,526,807

 Supplemental Disclosures of Cash Flow Information:

 Cash Paid for Interest                            $365,573          $   20,000

 Cash Paid for Taxes                               $395,880          $1,715,208



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.

                                AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended July 31, 1995

                                         (Unaudited)

                             Common Stock           Additional
                            $.03 Par Value            Paid-In       Retained
                         Shares        Amount         Capital       Earnings


 Balance, May 1, 1995    9,316,017      $ 279,481   $ 38,019,510    $ 9,872,341


 Common Stock Issued
 Upon Exercise of
 Stock Options               3,000             90         31,035          -

 Net Income for the Three
  Months Ended
  July 31, 1995                -                -           -         1,588,738


 Balance, July 31,       9,319,017       $279,571    $38,050,545    $11,461,079
 1995




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

The condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Annual Report on 10-K for the year ended April 30, 1995. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

NOTE 2:   CAPITAL TRANSACTIONS

During the quarter ended July 31, 1995, two employees exercised 3,000 stock options for a total exercise price of $31,125.

NOTE 3:   CONTINGENCY

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Registrant, Preferred Rx, Inc., Community prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. On or about April 14, 1995, APP commenced an adversary proceeding in the United States Bankruptcy Court, Eastern District of New York against the Company and a former employee of APP who is now an employee of the Company (the "Employee"). In its complaint APP claims that the Company offered the Employee employment in order to obtain confidential information from her, that the Company offered the Employee employment in order to obtain confidential information from her, that the Company's employment of the Employee constituted interference with APP's contractual relations with its employee and that the Company intends to interfere with other contractual agreements between APP and its employees. Damages in excess of $10 million and injunctive relief are sought against the Company. On May 4, 1995, APP sought, and the Court granted, a temporary restraining order against the Employee from divulging confidential or proprietary information regarding APP. On June 7, 1995, a hearing was held at APP's request to enjoin the Employee from disclosing such proprietary information, as well as from becoming employed by or working for the Company. Management believes APP's suits against it to be without merit, intends to defend the proceedings vigorously and believes the outcomes will not have a material adverse effect on the Company's results of operations or financial position.

NOTE 4:   RESTATEMENT

In February 1996, a Special Committee of the Board of Directors was established to review certain accounting and financial matters. The Special Committee determined that as a result of certain accounting irregularities that restatements of prior 1995 and 1996 fiscal periods would be required.

As a result of these developments, the Company's auditors withdrew their previously issued unqualified opinion dated July 27, 1995 on the financial statements of the Company for the year ended April 30, 1995. Also, the restatement caused the Company to be in violation of its current loan agreements and, accordingly, all borrowings under such agreements are classified as current liabilities as of July 31, 1995.

The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995 and the first two quarters in the year ending April 30, 1996. A reconciliation of the Company's previously reported net income to the restated net income in the restated financial statements for the three months ended July 31, 1995 is as follows:

                        Three months ended July 31, 1995

Income, as previously reported                                        $1,702,000

ADJUSTMENTS:

  Overstatement of revenues                                          (1,508,000)
  Overstatement of beginning inventory                                 1,720,000
  Understatement of allowance for doubtful
    accounts                                                           (404,000)

 Total adjustments                                                     (192,000)

 Less Tax benefit of adjustments                                          79,000

Income, as restated                                                 ($1,589,000)

Earnings per share of common stock, as
  previously reported - primary and fully-diluted                           $.18

Adjustments, net of tax benefit                                            (.01)

Earnings per share of common stock, as
  restated - primary and fully-diluted                                      $.17


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

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - None

Item 6.   Exhibits and Reports of Form 8-K

               (a)  Exhibits

               601 (c) - Financial Data Schedule

               (b)  Reports on Form 8-K

                    Amendments No. 1 on Form 8-K/A, dated July 18, 1995, to the Company's Current Report on Form 8-K, dated April 14, 1994, was filed with the Commission on July 24, 1995.

                    (i)  Items Reported:

                         Item 7 - Financial Statements, Pro Forma Financial Statements and Exhibits.

                    (ii) Financial Statements Filed:

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

                         HEALTH MANAGEMENT, INC.
                         (Registrant)

                         By:/s/    James R. Mieszala
                              James Mieszala, Acting President
                              (Principal Executive Officer)





                                       By:/s/    Paul Jurewicz
                              Treasurer, Chief Financial Officer
                              and Executive Vice President
                              (Principal Financial Officer)