Form 10-Q/A
period 1995-10-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  x           NO

As of November 15, 1995, there were outstanding 9,322,182 shares of common stock, $.03 par value.


                             HEALTH MANAGEMENT, INC.

                                October 31, 1995

                                TABLE OF CONTENTS

Page No.
Part I.FINANCIAL INFORMATION:

          Item 1.   Financial Statements                                       3

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                                 3

Part II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                         17

          Item 2.   Changes in Securities                                     17

          Item 3.   Defaults Upon Senior Securities                           17

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                          17

          Item 5.   Other Information                                         17

          Item 6.   Exhibits and Reports on Form 8-K                          18

          SIGNATURES                                                          21

PART I.FINANCIAL INFORMATION

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

The financial information discussed herein has been restated. (See Note 4 to the Condensed Consolidated Financial Statements.)

Three months ended October 31, 1995 vs. October 31, 1994

The Company's revenues were $39,274,787 for the quarter ended October 31, 1995, an increase of $18,390,460 or 88.1% over revenues of $20,884,327 for the three months ended October 31, 1994. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.


Gross profit margins were 23.3% of the quarter ended October 31, 1995, as compared to 29.2% for the quarter ended October 31, 1994. The decrease in gross profit margin was primarily attributable to the following factors: increase in multiple sclerosis revenues, which presently yield lower margins that have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance.

Operating expenses as a percentage of revenues were 21.04% for the quarter ended October 31, 1995, as compared to 21.0% for the quarter ended October 31, 1994. Total operating expenses were $8,263,507 for the quarter ended October 31, 1995, an increase of $3,876,861 over the quarter ended October 31, 1994. The increase was due to the fact that during the last quarter of the fiscal year ended
April 30, 1995 the Company consummated two acquisitions, the principal one being the acquisition of the Clozaril Patient Management Business ("CPMB") from Caremark, Inc. Operating expenses in connection with these acquisitions accounted for approximately $2,800,000 of expenses during the quarter ended October 31, 1995, In addition to support the Company's continued expansion, payroll-related expenses increased by approximately $500,000 and selling expenses increased by approximately $200,000. Also non cash expenditures such as depreciation, amortization and bad debt expense increased by approximately $600,000. The balance of the increase occurred in distribution and administration expenses.

Net interest expense for the quarter ended October 31, 1995 was $651,926, an increase of $742,380 compared to net interest income of $90,454 for the quarter ended October 31, 1994. Approximately $520,000 of the increase was due to interest charges relating to the Company's $24,000,000 debt financing for the acquisition of the Clozaril Patient Management Business ("CPMB") of Caremark, Inc. The balance of the increase was a result of interest charges for the Company's borrowings against its line of credit.

Net Income was $139,522 for the quarter ended October 31, 1995, compared to $1,044,193 for the quarter ended October 31, 1994, a decrease of $904,671.

Primary earnings and fully diluted earnings per common share for the quarter ended October 31, 1995 were $.01 compared to $.11 for the quarter ended October 31, 1994.

Six months ended October 31, 1995 vs. October 31, 1994

Revenues for the six months ended October 31, 1995, were $77,568,817 an increase of $39,468,188 or 103.6%, in comparison to revenues for the six months ended October 31, 1994. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.

Gross profit margins were 27.0% for the six months ended October 31, 1995 compared to 29.1% for the same period last year. The decrease in gross profit margin as primarily attributable to the following factors: increases in multiple sclerosis revenues, which presently yield lower margins than have been historically experienced by the Company in other disease management programs, reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement rate by 10%), and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance.

Operating expenses as a percentage of revenues decreased to 21.5% for the six months ended October 31, 1995, as compared to 23.4% for the six months ended October 31, 1994. Total operating expenses were $16,713,123 for the six months ended October 31, 1995, an increase of $7,798,025 over the six months ended October 31, 1994. Operating expenses in connection with the acquisition that occurred during the last quarter of fiscal year ended April 30, 1995 accounted for approximately $5,500,000 of expenses during the six months ended October 31, 1995. In addition to support the Company's continual expansion, payroll related expenses increased by approximately $1,100,000 and selling expenses increased by approximately $700,000. Also non cash expenditures such as depreciation, amortization and bad debt expenses increased by approximately $1,000,000. The balance of the increase occurred in distribution and administrative expenses.

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

Net income was $1,728,260 an increase of $380,473 or 28.2% for the six months ended October 31, 1995, compared to net income of $1,347,787 for the same period last year. The increase in net income was primarily attributable to the increases in Lifecare revenues, increased revenues derived from the Company's acquisitions, offset by a lower gross profit margin, and increases in operating and interest expenses.

Primary and fully diluted earnings per share for the six months ended
October 31, 1995 were $.18 as compared to $.14 for the same fiscal period last year.


LIQUIDITY AND CAPITAL RESOURCES

The decrease in the Company's cash and cash equivalents of $468,839 to $4,093,873 at October 31, 1995 was attributable to cash used for operating and investing activities offset by net cash provided by financing activities. The Company's continued growth resulted in utilization of cash for operating and capital investing activities. Increases in net income, accounts payable and non-cash adjustments were offset by increases in accounts receivable and inventory.

Working capital at October 31, 1995 was $10,077,231 an increase of $781,996 from April 30, 1995. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts of $9,372,420 and inventories of $3,055,905 offset by increases in accounts payable of $6,209,920 and the payment of corporate income taxes.

The Company has borrowed $21,000,000 on a term loan of which $1,500,000 has been repaid as of October 31, 1995. This term loan bears interest at a rate of .5% above the alternative base rate which was 8.75% on October 31, 1995. The principal is payable over 5 years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March 31, 1997, $1,250,000 through
March 31, 1999 and $ 1,000,000 through March 21, 2000.

The Company also maintains a credit facility of up to $15,000,000 with the same lending institutions and matures in March 1997. As of October 31, 1995, the Company had borrowed $5,650,000 leaving an availability of $9,350,000 under the line of credit.

As a result of the restatement the Company is in violation of its current loan agreements and, accordingly, all borrowings under the term loan and the credit facility are classified as current liabilities.

In connection with the CPMB acquisition, the Company is also obligated on a $3,000,000 subordinated note payable bearing interest at an annual rate of 8% and matures on March 31, 2000.

As of October 31, 1995, days sales outstanding were 96, down 21 days from 117 days for the quarter ended October 31, 1994. The days sales outstanding was positively impacted by the newly generated revenues arising out of the recent acquisitions.

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements

                                                                        Page No.

Balance Sheets as of October 31, 1995 (unaudited)
and April 30, 1995 (Audited)                                               8 - 9

Statements of Income for the three and Six Months
Ended October 31, 1995 and October 31, 1994 (Unaudited)                       10

Statements of Cash Flow Flows for the Six Months Ended
October 31, 1995 and October 31, 1994 (Unaudited)                        11 - 12

Statement of Changes in Stockholders' Equity for the
Six Months Ended October 31, 1995 (Unaudited)                                 13

Notes to Financial Statements                                            14 - 16


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                            October 31, 1995    April 30, 1995
                              (Unaudited)        (Audited)

 CURRENT ASSETS:
    Cash and cash              $  4,093,873   $  4,562,712
 equivalents

    Accounts Receivable,
    less allowance for
    doubtful accounts             40,712,229    31,339,809

    Inventories                   10,843,566     7,787,661
    Tax Refund Receivable          2,447,380     1,827,000

    Due from Seller                  403,000
    Deferred Taxes                 3,910,792     3,133,300

    Prepaid Expenses and             809,989     1,163,541
    Other

      TOTAL CURRENT ASSETS        63,220,829    49,814,023

 IMPROVEMENTS and EQUIPMENT, less
      accumulated depreciation
      and amortization             3,894,392     2,136,062

 EXCESS OF PURCHASE PRICE OVER
    NET ASSETS ACQUIRED           34,805,278    35,464,260
 OTHER                             1,174,566     1,275,775

                                $103,095,065  $ 88,690,120


            See Notes to Condensed Consolidated Financial Statements





                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                         October 31,     April 30, 1995
                                             1995          (Audited)
                                         (Unaudited)
       CURRENT LIABILITIES:

           Accounts Payable           $  18,053,864    $   12,329,991

           Accrued Expenses               5,200,892         1,862,407
           Current Maturities of Long     26,271,393       23,135,267
           Term Debt

             TOTAL CURRENT               49,526,149        37,327,665
             LIABILITIES
        Deferred Taxes                      426,324                 -

        Long Term Debt, Less Current      3,191,125         3,191,123
        Maturities

             TOTAL LIABILITIES           53,143,598        40,518,788

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY:
        Preferred Stock - $.01 Par
        Value:
           Shares Authorized - 1,000,000:
           Issued and Outstanding - 0

        Common Stock - $.03 Par Value:
           Shares Authorized - 20,000,000:
           Issued and Outstanding -
           9,321,017 and 9,316,017          279,631           279,481

           Additional Paid-In Capital    38,071,235        38,019,510
           Retained Earnings             11,600,601         9,872,341

             TOTAL STOCKHOLDERS'         49,951,467        48,171,332
             EQUITY
                                      $ 103,095,065      $ 88,690,120

            See Notes to Condensed Consolidated Financial Statement


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                         THREE MONTHS ENDED           SIX MONTHS ENDED
                             OCTOBER 31,                 OCTOBER 31,

                         1995          1994             1995           1994
Revenue               $39,274,787      $20,884,327     $77,568,817     $38,100,629

 Cost of Sales         30,119,746       14,781,442      56,652,980      27,012,402

 Gross Profits          9,155,041        6,102,885      20,915,837      11,088,227

 OPERATING EXPENSE:

 Selling                1,206,433          804,027       2,291,635       1,326,111

 General &              7,057,074        3,582,619      14,421,488       7,588,987
 Administrative
                        8,263,507        4,386,646      16,713,123       8,915,098

 INCOME FROM
 OPERATIONS               891,534        1,716,239        4,202,714       2,173,129

 INTEREST EXPENSE
 (INCOME)                 651,926          (90,454)       1,262,862       (178,758)
 Income Before Taxes
 on Income                239,608         1,806,693       2,939,852       2,351,887

 Taxes on Income         100,086            762,500       1,211,592       1,004,100

 Net Income             $139,522         $1,044,193      $1,728,260      $1,347,787


 EARNINGS PER COMMON
 SHARE
 Primary                    $.01          $.11          $.18          $.14

 Fully Diluted              $.01          $.11          $.18          $.14
 WEIGHTED AVERAGE
 SHARES OUTSTANDING

 Primary                9,405,222      9,332,371     9,425,071     9,326,910

 Fully Diluted          9,405,222      9,373,719     9,425,071     9,347,584




            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                       FOR THE SIX MONTHS ENDED OCTOBER 31
                                   (Unaudited)


                                              1995                 1994

     CASH FLOWS FROM OPERATING
     ACTIVITIES:
      Net Income                          $  1,728,260        $  1,347,787

      Adjustments to reconcile net
      income to net cash used in
      operating activities                           -                  -

      Depreciation & Amortization            1,302,574             358,457
      Provision for Doubtful Accounts        3,429,901           2,918,777

      Deferred Taxes                          (351,168)         (1,024,000)
      Loss from Disposition of rental                              287,287
      equipment

      Compensation Under Restricted                   -             28,530
      Stock

      Increase (decrease) in cash flows
      from changes in operating assets
      and liabilities net of effects of
      acquisition of PMA in 1994:
      Accounts receivable                  (12,802,321)         (6,178,170)

      Inventory                             (3,055,905)           (486,580)
      Prepaid Expenses and Other                91,802            (189,015)

      Other Assets                             (12,535)            (85,658)

      Accounts Payable                       6,209,920             275,908
      Receivable from Seller                  (403,000)

      Accrued Bonus                                  -             (37,801)
      Accrued Expenses                       2,852,438              560,734

      Income Tax Payable, net of tax          (620,380)         (2,484,911)
     refund receivable

     NET CASH USED IN OPERATING
     ACTIVITIES 		            (1,630,414)         (4,708,655)

     CASH FLOWS FROM INVESTING
     ACTIVITIES

      Capital Expenditures                  (1,037,034)           (724,600)
      Cash used in acquisition of PMA                             (187,500)

      Proceeds from closing adjustments
      of the Murray Group                            -           1,444,426

      Proceeds from Sale of Rental
      Equipment                                      -             214,598
     NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                   (1,037,034)            746,924


            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONCLUDED)
                       FOR THE SIX MONTHS ENDED OCTOBER 31


                                   (Unaudited)


                                             1995         1994
             CASH FLOWS FROM FINANCING
             ACTIVITIES:

               Increase (Decrease in bank
               loan, net of repayments       $2,150,000  $      -

               Principal payments on long-      (3,266)      (117,941)
               term debt

	       Proceeds from exercise of          _           145,800
               underwriter warrants

               Proceeds from exercise of        51,875         _
               stock options

               NET CASH PROVIDED BY           2,198,609       27,859
               FINANCING ACTIVITIES

               NET INCREASE (DECREASE) IN      (468,839)     (3,933,872)
               CASH AND CASH EQUIVALENTS

               CASH AND CASH EQUIVALENTS,     4,562,712      13,495,480
               AT BEGINNING OF PERIOD
               CASH AND CASH EQUIVALENTS,
               AT END OF PERIOD              $4,093,873       9,561,608




             Supplemental disclosure of
             cash flow information:
               Cash Paid for Interest        $  924,511     $   54,215

               Cash Paid for Taxes           $2,202,380     $2,687,683

Supplemental disclosures of non-cash investing activities:

 1. The Company financed $989,394 of new computer equipment during the six months ended 10/31/95.

 2. On May 14, 1994, the Company issued 20,000 shares of non-registered common stock in connection with the PMA acquisition.


            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED OCTOBER 31, 1995
                                   (Unaudited)



                              Common Stock         Additional
                             $.03 Par Value         Paid-in      Retained
                          Shares       Amount       Capital      Earnings

     Balance May 1, 1995  9,316,017    $279,481    $38,019,510  $ 9,872,341


     Common Stock Issued      5,000         150          51,725           -
     Upon Exercise of
     Stock Options


     Net Income for the         _           _               _     1,728,260
     Six Months Ended
     October 31, 1995




     Balance,             9,321,017     $279,631    $38,071,235   $11,600,601
     October 31, 1995


            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   BASIS OF PRESENTATION

The condensed consolidated financial statements include Health Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries Homecare Management, Inc., a New York corporation, HMI Pennsylvania, Inc., a Delaware corporation, HMI Retail Corp., Inc., a Delaware corporation, HMI PMA, Inc., a Delaware corporation, Health Reimbursement Corp., a Delaware corporation, HMI Maryland, Inc., a Delaware corporation, and HMI Illinois, Inc., a Delaware corporation. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1995. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

NOTE 2.   CAPITAL TRANSACTIONS

During the six months ended October 31, 1995, two employees exercised 5,000 stock options for a total exercise price of $51,875.

NOTE 3:   CONTINGENCY

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference,with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release
issued  by APP  and  added as  defendants  the principals  of  APP.   Management
believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company. That lawsuit, which was filed on or about April 14, 1995, involved, among others, claims by APP that the Company had offered the employee employment in order to obtain confidential information regarding APP and that the Company's employment of the employee constituted interference with the employee's contract with APP. In that lawsuit, APP sought injunctive relief and damages in excess of $70 million.

NOTE 4:   RESTATEMENT

In February 1996, a Special Committee of the Board of Directors was established to review certain accounting and financial matters. The Special Committee determined that, as a result of certain accounting irregularities, restatements of prior 1995 and 1996 fiscal periods would be required.

As a result of these developments, the Company's auditors withdrew their previously issued unqualified opinion dated July 27, 1995 on the financial statements of the Company for the year ended April 30, 1995. Also, the restatement caused the Company to be in violation of its current loan agreements and, accordingly, all borrowings under such agreements are classified as current liabilities.

The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995 and the first two quarters in the year ending April 30, 1996. A reconciliation of the Company's previously reported net income to the restated net income in the restated financial statements for the three months ended October 31, 1995 and the six months ended October 31, 1995 is as follows:

                                                                        Three Months                    Six Months
                                                                           Ended                           Ended
                                                                      October 31, 1995               October 31, 1995


               Income, as previously reported                                $ 2,039,000                     $ 3,741,000
               Adjustments:

                   Overstatement of revenues                                    (963,000)                     (2,471,000)
                   Overstatement of inventory and
                        understatement of purchases                           (1,949,000)                       (230,000)

                   Understatement of expenses                                   (307,000)                       (711,000)

                   Total adjustments                                          (3,219,000)                     (3,412,000)
                   Less tax benefit of adjustments                             1,320,000                       1,399,000

               Income, as restated                                            $  140,000                     $ 1,728,000


               Earnings per share of common stock, as
                   previously reported   primary and fully-
                   diluted                                                         $ .22                           $ .40

               Adjustments, net of tax benefit                                      (.21)                           (.12)
               Earnings per share of common stock, as
                   restated   primary and fully-diluted                            $ .01                           $ .18

PART II.  OTHER INFORMATION

Item I. Legal Proceedings

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Px, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from alleged, each for up to $10 million in damages allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP.
Management believes APP's suit against it to be without principals of APP. Management believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company. That lawsuit, which was filed on or about April 74, 1995, involved, among others, claims by APP that the Company had offered the employee employment in order to obtain confidential information regarding APP and that the Company's employment of the employee constituted interference with the employee's contract with APP. in that lawsuit, APP sought injunctive relief and damages in excess of $10 million.

Item 2. Change in Securities - None

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

Item 5. Other Information - None

Item 6. Exhibits and Reports of Form 8-K

     (a)  Exhibits

          3. 1 Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 25, 1986 (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-04485).

          3. 2 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 9, 1988 (incorporated by reference to Form 10-K for year ended April 30, 1988).

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

          3.5  Amended and Restated By-Laws of the Company.

          27 * Financial Data Schedule - 601(c)

     (b)  Reports on Form 8-K

          Amendment No. 1 on Form 8-K/A, dated July 18, 1995, to the Company's Current Report on Form 8-K, dated April 14, 1995, was filed with the Commission on July 24, 1995.

*  Attached hereto.

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