Form 10-Q
period 1996-01-31
HEALTH MANAGEMENT INC/DE
filed 1996-04-30
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For Quarter Ended January 31, 1996  Commission File No. 0-18472

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

                      YES     X               NO

As of February 15, 1996, there were outstanding 9,328,182 shares of common stock, $.03 par value.


                             HEALTH MANAGEMENT, INC.

                                January 31, 1996

                                TABLE OF CONTENTS




                                                                        Page No.
Part I.        FINANCIAL INFORMATION:

          Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . .  3

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . . . . . . . . .  3



Part II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 18

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . 18

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . 18

          Item 4.   Submission of Matters to a Vote of
                    Security Holders  . . . . . . . . . . . . . . . . . . . . 18

          Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . 19

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 19

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

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

The financial statements for the three months ended January 31, 1995 have been restated. (See Note 3 to the Condensed Consolidated Financial Statements.)

Three months ended January 31, 1996 vs. January 31, 1995

The Company's revenues were $40,801,405 for the quarter ended January 31, 1996, an increase of $18,819,582 or 85.6% over revenues of $21,981,823 for the three months ended January 31, 1995. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.

Gross profit margins were 18.0% for the quarter ended January 31, 1996, as compared to 31.0% for the quarter ended January 31, 1995. The decrease in gross profit margins was primarily due to a one-time write-off of $2,840,000 of medical device inventory. This write-off represents 7.0 points of the gross profit decline; absent the write-off the gross profit rate would have been
24.9%.   The  remainder  of  the  decline  is attributable  to  a  reduction  of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance.

Operating expenses as a percentage of revenues increased to 57.5% for the quarter ended January 31, 1996, as compared to 20.0% for the quarter ended January 31, 1995. Total operating expenses were $23,442,024 for the quarter ended January 31, 1996, an increase of $18,808,147 over the quarter ended January 31, 1995. The increase was principally driven by the following one-time expenses: 1) $8,400,000 of bad debt expense was recorded to adequately provide for doubtful accounts; 2) $3,600,000 was recorded for costs associated with organizational consolidations and other cost reduction programs; 3) $2,000,000 of costs for professional fees associated with the Company's restatement, litigation, etc. The increase was also due to the fact that during the last quarter of the fiscal year ended April 30, 1995 the Company acquired the Clozaril Patient Management Business ("CPMB") from Caremark Inc. Operating expenses for this business were approximately $2,700,000 during the quarter ended January 31, 1996. The balance of the increase occurred in selling, distribution and administrative expenses.

Net interest expense for the quarter ended January 31, 1996 was $675,594, an increase of $744,150 compared to net interest income of $68,556 for the quarter ended January 31, 1995. Approximately $550,000 of the increase was due to interest charges relating to the Company's $21,000,000 debt financing of the CPMB acquisition. The balance of the increase was a result of interest charges for the Company's borrowings against its line of credit.

The net loss for the quarter ended January 31, 1996 was $9,903,644, compared to net income of $2,035,968 for the quarter ended January 31, 1995, a decrease of $11,939,612. The decrease in net income was primarily attributable to the one-time write-offs discussed above.

Primary earnings and fully diluted earnings per common share for the quarter ended January 31, 1996 were $(1.06) compared to $.15 for the quarter ended January 31, 1995.

Nine months ended January 31, 1996 vs. January 31, 1995

Revenues for the nine months ended January 31, 1996 were $118,370,222, an increase of $58,287,770 or 97.0%, as compared to revenues of $60,082,452 for the nine months ended January 31, 1995. This increase was attributable principally to the increase in revenues generated by the recent acquisitions of the Company which expanded the Lifecare Program into other chronic disease therapies as well as to continued growth in the Company's core aftercare business areas.

Gross profit margins were 23.9% for the nine months ended January 31, 1996 compared to 29.8% for the same period last year. The decrease in gross profit margins was primarily due to a one-time write-off of $2,840,000 of medical device inventory. This write-off represents 2.4 points of the gross profit decline; absent the write-off, the gross profit rate would have been 26.3%. The remainder of the decline is attributable to reductions of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card plan. In addition, the Company has continued to experience an increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year post-transplant period. Medicare reimburses at lower rates than indemnity insurance.

Operating expenses as a percentage of revenues increased 33.9% for the nine months ended January 31, 1996, as compared to 22.6% for the six months ended January 31, 1995. The increase was principally driven by the following one-time expenses: 1) $8,400,000 of bad debt expense was recorded to adequately provide for doubtful accounts; 2) $3,600,000 was recorded for costs associated with organizational consolidations and other cost reduction programs; 3) $2,000,000 of costs for professional fees associated with the Company's restatement, litigation, etc. The increase was also due to the CPMB acquisition which occurred during the last quarter of the fiscal year ended April 30, 1995. Operating expenses for this business were approximately $2,700,000 during the quarter ended January 31, 1996. The balance of the increase occurred in selling, distribution and administrative expenses.

Net interest expense for the nine months ended January 31, 1996 was $1,938,456 an increase of $2,185,770 compared to net interest income of $247,314 for the same period last year. Approximately $1,600,000 of the increase was due to charges relating to the Company's financing of the CPMB acquisition, while the balance of the increase was a result of interest charges for the Company's borrowings against its line of credit.

The net loss for the nine months ended January 31, 1996 was $8,175,384, a decrease of $10,978,290 compared to net income of $2,802,906 for the same period last year. The decline was primarily attributable to the one-time expenses and write-offs discussed above.

Primary and fully diluted earnings per share for the nine months ended January 31, 1996 were $(.87) as compared to $.29 for the same fiscal period last year,

LIQUIDITY AND CAPITAL RESOURCES

The decrease in the Company's cash and cash equivalents of $1,165,220 to $3,397,492 at January 31, 1996 from $4,562,712 at April 30, 1995 was attributable to cash used for operating and investing activities offset by net cash provided by financing activities. The Company's continued growth resulted in utilization of cash for operating and capital investing activities. Increases in net income, accounts payable and non-cash adjustments were offset by increases in accounts receivable and inventory.

Working capital at January 31, 1996 was $4,904,029 a decrease of $4,391,206 from April 30, 1995. The primary factors were increases in accounts receivable net of the allowance for doubtful accounts of $2,910,910 and inventories of $1,909,973, and deferred taxes of $4,221,492 offset by increases in accounts payable of $5,421,472 and accrued expenses of $8,640,327.

The Company has borrowed $21,000,000 on a term loan of which $3,000,000 has been repaid as of January 31, 1996. The principal is payable over 5 years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March 31, 1997; $1,250,000 through March 31, 1999; and $1,000,000 through March 21, 2000.

The Company also maintains a credit facility of up to $15,000,000 with the same lending institutions and matures in March 1997. As of January 31, 1996, the Company had borrowed $10,350,000 leaving an availability of $4,650,000 under the line of credit.

As a result of the restatement of the Company's financial statements for the year ended April 30, 1995 and the quarters ended July 31, 1995 and October 31, 1995, and the one-time charges taken in the quarter ended January 31, 1996, the Company is in violation of its current loan agreements. Accordingly, all borrowings under the term loan and line of credit are classified as current liabilities as of January 31, 1996.

In connection with the CPMB acquisition, the Company is also obligated on a $3,000,000 subordinated note payable bearing interest at an annual rate of 8% and matures on March 31, 2000.

As of January 31, 1996, days sales outstanding were 77 days down 40 days from 117 days for the quarter ended January 31, 1995.

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements

                                                                        Page No.

Balance Sheets as of January 31, 1996 (Unaudited)
and April 30, 1995 (Audited)  . . . . . . . . . . . . . . . . . . . . . .  8 - 9

Statements of Income for the Three and Nine Months Ended
January 31, 1996 and January 31, 1995 (Unaudited) . . . . . . . . . . . . . . 10

Statements of Cash Flows for the Nine Months Ended January 31, 1996
and January 31, 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . .  11 - 12

Statement of Changes in Stockholders' Equity for the Nine Months
Ended January 31, 1996 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . 13

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .  14 - 16

HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                    JANUARY 31,      April 30,

                                      (Unaudited)      (Audited)
 CURRENT ASSETS:

   Cash and cash equivalents      $ 3,397,492   $   4,562,712
   Accounts Receivable, less

     doubtful accounts             34,250,719      31,339,809
   Tax Refund Receivable            6,097,527       1,827,000
   Inventories                      9,697,634       7,787,661

   Due from Seller                    706,000             -
   Deferred Taxes                   7,354,792       3,133,300
   Prepaid Expenses and Other         861,898       1,163,541


      Total Current Assets         62,366,062      49,814,023


 IMPROVEMENTS AND EQUIPMENT, less
   accumulated depreciation and
   amortization                     4,004,522       2,136,062


 EXCESS OF PURCHASE PRICE OVER
   NET ASSETS ACQUIRED             34,506,732      35,464,260


 OTHER                              1,098,083       1,275,775

                                 $101,975,399    $ 88,690,120



            See Notes to Condensed Consolidated Financial Statements



                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                Condensed Consolidated Balance Sheets (concluded)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  January 31,     April 30, 1995

                                                      (Audited)
 CURRENT LIABILITIES:

   Accounts Payable              $ 17,751,463    $  12,329,991
   Accrued Expenses                10,502,734        1,862,407

   Current Maturities of Long      30,050,427       23,135,267

      TOTAL CURRENT LIABILITIES    58,304,624       37,327,665


 Deferred Taxes                       426,324                -
 Long Term Debt, Less Current       3,191,125        3,191,123


      TOTAL LIABILITIES            61,922,073       40,518,788


 COMMITMENTS and CONTINGENCIES


 STOCKHOLDERS' EQUITY:
 Preferred Stock - $.01 Par

   Shares Authorized -
   Issued and Outstanding-0
 Common Stock - $.03 Par Value:

   Shares Authorized -
   Issued and Outstanding -
   9,322,240 and 9,316,017            279,668          279,481

 Additional Paid-In Capital        38,076,701       38,019,510
 Retained Earnings                  1,696,957        9,872,341

      TOTAL STOCKHOLDERS' EQUITY
                                   40,053,326       48,171,332

                                 $101,975,399      $88,690,120

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                Three Months Ended                 Nine Months Ended

                                                    January 31,                       January 31,
                                               1996             1995              1996             1995

 Revenue                                     $40,801,405      $21,981,823      $118,370,222      $60,082,452
 Cost of Sales                                33,469,977       15,168,383        90,122,957       42,180,785


 Gross Profits                                 7,331,428        6,813,440        28,247,265       17,901,667


 Operating Expense:
 Selling                                       1,335,396          693,309         3,627,031        2,019,420
 General & Administrative                     22,106,628        3,940,568        36,528,116       11,529,555

                                              23,442,024        4,633,877        40,155,147       13,548,975


 Income (loss) from Operations               (16,110,596)       2,179,563       (11,907,882)       4,352,692

 Interest Expense (Income)                       675,594         (68,556)         1,938,456        (247,314)


 Income Before Income Tax Expense            (16,786,190)       2,248,119       (13,846,338)       4,600,006

         (benefit)
 Income Tax Expense (benefit)                 (6,882,546)         793,000        (5,670,954)       1,797,100


 Net Income (loss)                           $(9,903,644)      $1,455,119       $(8,175,384)      $2,802,906

 Earnings (loss) Per Common Share

    Primary                                      (1.06)              $.15             (0.87)            $.30
     Fully Diluted                               (1.06)              $.15             (0.87)            $.30


 Weighted Average Shares Outstanding
     Primary                                   9,384,732        9,426,133         9,399,984        9,399,984

     Fully Diluted                             9,384,732        9,426,133         9,399,984        9,413,767



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                 Condensed Consolidated Statements of Cash Flow
                      For the Nine Months Ended January 31
                                   (Unaudited)

                                                                      1996                   1995

 Cash flows from operating
  activities:

   Net Income                                                   $(8,175,384)                   $2,802,906
   Adjustments to reconcile net income to net cash
   used in operating activities

   Depreciation & Amortization                                    1,313,692                       531,398
   Provision for Doubtful Accounts                               11,829,901                     4,424,700
   Deferred Taxes                                               ( 3,795,168)                   (1,232,000)

   Compensation Under Restricted Stock                                                             42,795
   Loss from Disposition of Rental Equipment                              -                       287,287

   Increase (decrease) in cash flows
   from changes in operating assets
   and liabilities net of effects of acquisitions:

     Accounts receivable                                        (14,740,811)                   (9,486,733)
     Inventory                                                   (1,909,973)                   (1,660,678)
     Prepaid Expenses and Other                                    (404,357)                     (489,977)

     Other Assets                                                   518,447                      (149,299)
     Accounts Payable                                             5,907,519                       447,897

     Accrued Salaries and Bonuses                                   312,856                       149,721
     Accrued Expenses                                             7,841,070                       773,809
     Income Tax Payable                                          (4,270,527)                   (3,199,558)

 Net cash used in operating                                      (5,572,735)                   (6,757,732)
   activities


 Cash flows from investing activities
 Capital Expenditures                                            (1,575,631)                   (1,115,325)

 Cash used in acquisition of PMA                                     -                           (187,500)
 Proceeds from closing adjustments of
   the Murray Group                                                  -                          1,444,426

 Proceeds from Sale of Rental Equipment                              -                            214,598
 Net Cash provided by (used in) Investing activities             (1,575,631)                      356,199

            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

           Condensed Consolidated Statements of Cash Flow (concluded)
                      For the Nine Months Ended January 31
                                   (Unaudited)



                                                                                1996                  1995

 Cash flows from financing activities
   Bank borrowing, net of repayment                                        5,925,768                (209,458)
   Proceeds from exercise of stock options                                    57,378                  167,400

 Net cash provided by (used in)                                            5,983,146                 (42,058)
   financing activities

 Net increase (decrease) in cash and                                     (1,165,220)              (6,443,591)
   cash equivalents
 Cash and cash equivalents,                                                4,562,712               13,495,480

   at beginning of period
 Cash and cash equivalents, at end of period                              $3,397,492              $ 7,051,889


 Supplemental disclosures of cash flow information:
 Cash Paid for Interest                                                   $1,510,928              $    70,284

 Cash Paid for Taxes                                                      $2,099,047               $6,623,158


            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                                        Condensed Consolidated Statement of Stockholders' Equity
                                                   Nine Months Ended January 31, 1996

                                                               (Unaudited)
                                                Common Stock                 Additional
                                               $.03 Par Value                  Paid-In               Retained
                                     Shares                       Amount       Capital               Earnings


 Balance, May 1, 1995                       9,316,017           $279,481       $38,019,510         $9,872,341
 Common Stock Issued Upon                       6,223                187            57,191           -
 Exercise of Stock Options

 Net Loss for the Nine Months               -                  -                  -             (8,175,384)
 Ended January 31, 1996




 Balance, January 31, 1996                  9,322,240           $279,668       $38,076,701         $1,696,957



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Basis of Presentation

The condensed consolidated financial statements include Health Management, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiaries, including Homecare Management, Inc., a New York corporation, HMI Pennsylvania, Inc., a Delaware corporation, HMI Retail Corp., Inc., a Delaware corporation, HMI PMA, Inc., a Delaware corporation, Health Reimbursement Corp., a Delaware corporation, HMI Maryland, Inc., a Delaware corporation, and HMI Illinois, Inc., a Delaware corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Note 2:   Contingency

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. By stipulation dated January 29, 1996, the Company discontinued its counterclaim against APP and its third-party claim against the principals of APP. In addition, by motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements. The motion also seeks to amend the state court complaint to add certain other defendants. These proposed defendants, by notice of removal dated March 22, 1996, removed the state court action to the Bankruptcy Court for the Eastern District of New York. By motion dated April 2, 1996, APP requested that the Bankruptcy Court remand the action to the state court. A hearing on the remand motion is scheduled for May 2, 1996. Management believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company (the "Employee") and the Company agreed to discontinue its counterclaim against APP in respect of that action. That lawsuit, which was filed on or about April 14, 1995, involved, among others, claims by APP that the Company has offered the Employee employment in order to obtain confidential information regarding APP and that the Company's employment of the Employee constituted interference with the employee's contract with APP. In that lawsuit, APP sought injunctive relief and damages in excess of $10 million. On or about September 19, 1995, the Bankruptcy Court denied APP's motion preliminarily to enjoin the Employee from disclosing proprietary information, as well as from becoming employed by or working for the Company.

The Company and certain of its past and current directors and officers have been named as defendants in ten separate class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York, entitled Wayne Alexander, et al. v. Health Management, Inc., et al., 96 Civ. 0889 (ADS); Thomas McInerney, Jr., et al. v. Health Management, Inc., et al., 96 Civ. 0909 (ADS); Charles T. Labozzetta, et al. v. Health Management, Inc., et al., 96 Civ. 0931 (TCP); Mike Eisenberg, IRA, et al. v. Health Management, Inc., et al., 96 Civ. 0980 (TCP); Thomas P. Clancy, et al. v. Health Management, Inc., et al., 96 Civ. 0988 (ADS); Frank J. Lowell, IRA, et al. v. Health Management, Inc., et al., 96 Civ. 1005 (TCP); Harold Feldman, et al. v. Health Management, Inc., et al., 96 Civ. 1189 (ADS); Blaise Gerrato, et al. v. Health Management, Inc., et al., 96 Civ. 1756 (ADS); Bursa Trading Corp., et al. v. Health Management, Inc., et al., 96 Civ. 1952 (ADS); and Rick King, et al. v. Health Management, Inc., et al., 96 Civ. 0889 (ADS). The complaints each allege similar claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its disclosure statements. Each lawsuit purports to represent a class of persons who purchased the Company's common stock during the period between the date the Company released its 1995 year-end financial statements and the date the Company announced that it would have to restate those financial statements. The complaints seek unspecified monetary damages reflecting the drop in the trading price of the Company's stock. The time for the Company to answer the various complains has not yet run, although the Company expects that all the actions will be consolidated shortly into one proceeding. The Company currently is reviewing the complaints and preparing its responses.

Certain of the Company's current and former officers and directors and its accountants, BDO Seidman, LLP, have been named as defendants, and the Company has been named as a nominal defendant, in three separate lawsuits filed in the United States District Court for the Eastern District of New York, entitled Howard Vogel v. Clifford E. Hotte, et al., 96 Civ. 1208 (TCP); Helaine Weissman and Arthur Weissman v. Clifford E. Hotte, et al., 96 Civ. 1247 (TCP); and Helen
B. Ferst v. Clifford E. Hotte, et al., 96 Civ. 1286 (TCP). The complaints each allege similar claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in the Company's corporate filings. The complaints seek unspecified monetary damages and declaratory and injunctive relief. The Company expects that the actions will be consolidated shortly into a single action before the Federal District Court. Currently, the Company's time to answer or otherwise move against the complaints has been extended pursuant to stipulation until May 6, 1996.

The enforcement division of the Securities Exchange Commission has a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities. The Company is fully cooperating with this investigation.

Note 3:   Restatement

In February 1996, a Special Committee of the Board of Directors was established to review certain accounting and financial matters. The Special Committee determined that as a result of certain accounting irregularities, restatements of prior 1995 and 1996 fiscal periods would be required.

As a result of these developments, the Company's auditors withdrew their previously issued unqualified opinion dated July 27, 1995 on the financial statements of the Company for the year ended April 30, 1995. Also, the restatement caused the Company to be in violation of its current loan agreements and, accordingly, all borrowings under such agreements are classified as current liabilities as of January 31, 1996.

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

The Company has restated its 1995 financial statements as well as the quarterly financial statements for each of the four quarters in the year ended April 30, 1995 and the first two quarters of 1996.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotion. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the East District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. By stipulation dated January 29, 1996, the Company discontinued its counterclaim against APP and its third-party claim against the principals of APP. In addition, by motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements. The motion also seeks to amend the state court complaint to add certain other defendants. These proposed defendants, by notice of removal dated March 22, 1996, removed the state court action to the Bankruptcy Court for the Eastern District of New York. By motion dated April 2, 1996, APP requested that the Bankruptcy Court remand the action to the state court. A hearing on the remand motion is scheduled for May 2, 1996. Management believes APP's suit against it to be without merit, intends to defend the proceedings vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about November 6, 1995, a stipulation of dismissal without prejudice was entered into in the United States Bankruptcy Court, Eastern District of New York in respect of the lawsuit which APP brought against the Company and a former employee of APP who currently is an employee of the Company (the "Employee") and the Company agreed to discontinue its counterclaim against APP in respect of that action. That lawsuit, which was filed on or about April 14, 1995, involved, among others, claims by APP that the Company had offered the Employee employment in order to obtain confidential information regarding APP and that the Company's employment of the Employee constituted interference with the employees contract with APP. In that lawsuit, APP sought injunctive relief and damages in excess of $10 million. On or about September 19, 1995, the Bankruptcy Court denied APP's motion preliminarily to enjoin the Employee from disclosing proprietary information, as well as from becoming employed by or working for the Company.

The Company and certain of its past and current directors and officers have been named as defendants in ten separate class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York, entitled Wayne Alexander, et al. v. Health Management, Inc., et al., 96 Civ. 0889 (ADS); Thomas McInerney, Jr., et al. v. Health Management, Inc., et al., 96 Civ. 0909 (ADS); Charles T. Labozzetta, et al. v. Health Management, Inc., et al., 96 Civ. 0931 (TCP); Mike Eisenberg, IRA, et al. v. Health Management, Inc., et al., 96 Civ. 0980 (TCP); Thomas P. Clancy, et al. v. Health Management, Inc., et al., 96 Civ. 0988 (ADS); Frank J. Lowell, IRA, et al. v. Health Management, Inc., et al., 96 Civ. 1005 (TCP); Harold Feldman, et al. v. Health Management, Inc., et al., 96 Civ. 1189 (ADS); Blaise Gerrato, et al. v. Health Management, Inc., et al., 96 Civ. 1756 (ADS); Bursa Trading Corp., et al. v. Health Management, Inc., et al., 96 Civ. 1952 (ADS); and Rick King, et al. v. Health Management, Inc., et al., 96 Civ. 0889 (ADS). The complaints each allege similar claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its disclosure statements. Each lawsuit purports to represent a class of persons who purchased the Company's common stock during the period between the date the Company released its 1995 year-end financial statements and the date the Company announced that it would have to restate those financial statements. The complaints seek unspecified monetary damages reflecting the drop in the trading price of the Company's stock. The time for the Company to answer the various complains has not yet run, although the Company expects that all the actions will be consolidated shortly into one proceeding. The Company currently is reviewing the complaints and preparing its responses.

Certain of the Company's current and former officers and directors and its accountants, BDO Seidman, LLP, have been named as defendants, and the Company has been named as a nominal defendant, in three separate lawsuits filed in the United States District Court for the Eastern District of New York, entitled Howard Vogel v. Clifford E. Hotte, et al., 96 Civ. 1208 (TCP); Helaine Weissman and Arthur Weissman v. Clifford E. Hotte, et al., 96 Civ. 1247 (TCP); and Helen
B. Ferst v. Clifford E. Hotte, et al., 96 Civ. 1286 (TCP). The complaints each allege similar claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in the Company's corporate filings. The complaints seek unspecified monetary damages and declaratory and injunctive relief. The Company expects that the actions will be consolidated shortly into a single action before the Federal District Court. Currently, the Company's time to answer or otherwise move against the complaints has been extended pursuant to stipulation until May 6, 1996.


The enforcement division of the Securities Exchange Commission has a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities. The Company is fully cooperating with this investigation.

Item 2.   Change in Securities - None

Item 3.   Default Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders   Not Applicable

Item 5.   Other Information

          On April 26, 1996, the Registrant issued a press release, a copy of which is attached as Exhibit 1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits

               3.1 Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 25, 1986 (incorporated by reference to Registration Statement on Form S-1. Registration No. 33-04485).

               3.2 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 9, 1988 (incorporated by reference to Form 10-K for year ended April 30, 1988).

               3.3 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on March 31, 1992 (incorporated by reference to Registration Statement on Form S-1, No. 3346996).

               3.4 Certificate of Amendment to Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on October 27, 1994 (incorporated by reference to Form 1O-K for year ended April 30, 1995).

               3.5* Amended and Restated By-Laws of the Company.

               27*  Financial Data Schedule - 601 (c)

              99-1* Press release dated April 26, 1996, issued by the
                    Company.

          (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending January 31, 1996.

               The  Company  filed  three  Current  Reports  on  Form 8-K  dated
               February 27,   1996,   March 21,   1996   and   April 15,   1996,
               respectively, with the Securities and Exchange Commission.


*    Filed with this Report.

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