Form 10-K
period 1996-04-30
HEALTH MANAGEMENT INC/DE
filed 1996-07-29
CIK 791164

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   Form 10-K


   XX    Annual Report Pursuant to Section 13 or 15(d) of the Securities and
- -------  Exchange Act of 1934 for the fiscal year ended April 30, 1996.

- ------- Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for transition period from ______ to ______.

Commission File No. 0-18472

                            HEALTH MANAGEMENT, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                          75-2096632
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1371-A Abbott Court, Buffalo Grove, Illinois 60089
(Address of principal executive offices)

Registrant's telephone number, including area code: (847) 913-2700

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

                            Yes    X          No
                                -------          -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

         As of July 23, 1996, the closing price of the Registrant's common stock quoted on the NASDAQ National Market was $4.50. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $33,138,437. As of July 23, 1996, there were 9,330,182 shares of common stock,

$.03 par value, outstanding. For purposes of the computation of the number of shares of the Registrant's common stock held by non-affiliates, the shares of common stock held by directors, officers and principal shareholders that filed a Schedule 13G were deemed to be stock held by affiliates. As of July 23, 1996, there were 1,966,085 shares of common stock outstanding held by such affiliates.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company adequately to defend or reach a settlement of outstanding litigations and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                    PART I

Item 1. Business

         Health Management, Inc. (formerly Homecare Management, Inc., which together with its subsidiaries is referred to herein as the "Company) was founded in 1986 as a home health care provider. In 1989, the Company made a strategic shift and began to concentrate on the provision of post-surgical pharmaceutical products and services to organ transplant patients. Currently, the Company is focused on the provision of integrated pharmaceutical management services to patients with chronic medical conditions which may be complicated by a higher risk of patient non-compliance with the prescribed pharmaceutical regimen, and to the health care professionals, pharmaceutical manufacturers and third-party payors involved in the care of such patients. Services offered include the distribution of prescription drugs, drug utilization review, patient compliance monitoring, psychosocial support and assistance in insurance coverage, verification and reimbursement. The Company has expanded its business primarily through acquisitions to include the oncology, HIV/AIDS, infertility, multiple sclerosis, schizophrenia and neurology markets.

Lifecare(TM) Program

         Through its Lifecare(TM) Program, the Company provides integrated pharmaceutical management programs servicing specific patient populations which can benefit from a highly focused approach to health care delivery. These services include patient education programs, the preparation, delivery and administration of prescribed outpatient drug therapies, patient compliance programs and data management. The Company provides continuity of care to patients as they move from acute care hospital settings to home-based care programs.

         Pharmaceutical Therapies: The Company provides services to individuals with chronic medical conditions who require at least one continual drug therapy and may also require additional oral and/or injectable drug therapies. For example, organ transplant recipients require a continual drug therapy consisting of immunosuppressants and other drugs in order to prevent rejection of the transplanted organ. These individuals also require other oral and, on occasion, injectable drug therapies to combat or control other conditions arising from transplant surgery, the disease or medical condition that led to the transplant or side effects of the immunosuppressant drugs. The Company can supply the total pharmaceutical needs for each of these patients.

         Given the medical condition of these patients, timely and accurate availability of medications and use that is consistently compliant with physician instructions can mean the difference between a successful outcome and a costly complication. The Company's licensed pharmacists and other health care professionals are available via a toll-free number 24 hours per day, seven days per week, for assistance or consultation. The Company's pharmacists prepare and dispense all drug therapies in compliance with the regimen prescribed by each patient's physician. Most often, orders are received by telephone at one of the Company's 23 pharmacy locations (in 19 states) and are then shipped directly or via common carrier to ensure prompt delivery to the patient. The Company's pharmacists serve the needs of the Company's patients by maintaining the appropriate pharmaceuticals and medical supplies in inventory, and by having experience with each of the chronic medical conditions being treated.

         Drug Monitoring and Screening: A substantial portion of the costs associated with treating the chronically ill is attributable to hospitalizations and medical procedures necessitated by noncompliance and adverse drug interactions. In addition to the direct costs associated with noncompliance, including hospital admissions or organ rejections, there are indirect costs associated with noncompliance which result from work disability and deteriorated health status. To monitor patient compliance, the Company maintains a proprietary patient database that contains complete patient profiles, including demographics, comprehensive listings of all medications with dosages and directions for use, laboratory results and drug delivery schedules with the aim of enhancing compliance. A Company pharmacist consults with the patient's physician or primary health care professional to determine the patient's plan of treatment, including drug therapy, support services and delivery requirements. Throughout the course of treatment, a Company pharmacist appropriately reviews each patient's drug profile, evaluates patient compliance with the physician's orders and screens for potential interactions among new drug orders or with existing medications in the patient's profile. In order to further improve its ability to monitor each patient's compliance with the prescribed drug therapies, the Company continues to develop its proprietary patient database. Clinical information for over 22,000 patients is currently maintained through the system. The Company makes information from this database and from drug utilization review data available to referral sources, third-party payors and pharmaceutical manufacturers, in compliance with patient confidentiality requirements.

         Psychosocial Support: The Company has designed a regimen of support services to meet the psychological and social needs of its patients and their families. These services complement each patient's medical care program and assist both the patient and the patient's family in managing the difficult psychological and social challenges presented by the patient's chronic and sometimes lifelong conditions. Such patients and their families need reliable and immediate information, counseling on a wide range of concerns regarding treatment, and assistance with insurance and financial matters. The support services offered by the Company include: (1) education seminars and videotapes for the patients and others involved in their care; (2) creation, direction and/or sponsorship of patient support groups that provide patients with support and information exchange; (3) newsletters containing medical and non-medical information relevant to patients and health care professionals; and (4) a national, toll-free, 24 hours per day and seven days per week telephone hotline providing counseling and educational information to patients. These services provide patients with the knowledge and support to enable them to comply with their prescribed care programs. To provide these psychosocial services, the Company retains a staff of social workers who are experienced in counseling patients with these disorders and who assist in the formation and maintenance of support groups.

         Reimbursement: The Company offers billing and reimbursement services to each of its patients. The Company accepts the benefits from, and the responsibility for, the submission of reimbursement claims, and receives reimbursement payments directly from the patients' insurance carriers or other third-party payors. The Company's reimbursement specialists review each prospective patient's insurance plan to analyze whether the plan provides adequate coverage and to determine the scope and extent of this coverage and lifetime maximum limits. If the coverage is limited or inadequate for the required treatments, the Company's staff advises patients on the availability of alternative and supplemental coverage, including Medicare, Medicaid or other financial support programs. Additionally, the Company negotiates on behalf of individual patients with health insurers, HMOs and other health care reimbursement entities to aid in optimizing and facilitating coverage for required drug therapies and supportive services.


Services Provided to Pharmaceutical Companies

         The Company has several current contracts with pharmaceutical companies to provide a variety of services such as health care reimbursement investigation and verification for both patients and professionals, compliance monitoring and data management services related to specific drugs or clinical programs. The Company believes that these services will enable it to establish, maintain and expand its relationships with pharmaceutical companies and to become an integral component of any comprehensive disease management programs these drug companies may develop in the future.

Markets

         Organ Transplantation. There are approximately 270 organ transplant centers in the United States. Currently, these centers perform approximately 20,000 transplants a year, of which an estimated 60% are kidney transplants. At December 31, 1995, there were approximately 80,000 transplant patients in the United States and an additional 46,500 patients on the national organ waiting list according to United Network for Organ Sharing (UNOS). The annual number of new transplant recipients continues to grow due to increasing public awareness and participation in organ donation programs and the success of organ transplant surgeries. Improvements in surgical, pharmaceutical, organ preservation and tissue typing technologies have allowed more patients to receive organ transplants each year and further enhance graft survival and increase the life expectancy of these patients. The Company believes that the incidence of organ transplantation will continue to expand because it represents a cost-effective alternative to other therapies and results in a higher quality of life. For example, the average annual cost of drug therapies for kidney transplant patients is approximately

$10,000, as compared to the average annual cost of hemodialysis, the principal alternative therapy, which is approximately $25,000.

         Once a transplant has been performed, transplant patients must receive multiple medications for the rest of their lives because of the possibility of organ rejection. Additionally, these patients are susceptible to complications as a result of the transplantation. Based on the Company's experience, each transplant patient requires medications costing an average of approximately $10,000 per year. The Company believes that the organ transplant recipient population spends in excess of $800 million per year on drug therapies and that this market has increased substantially each year as the number and type of transplants increase each year.

         The Company currently serves approximately 6,700 transplant recipients. In order to promote growth in the referrals of transplant recipients, the Company selectively targets hospital-based transplant programs that direct the outpatient care of their transplant recipients to outside, third-party service groups. The Company has increased the number of transplant programs which it serves from 25 at the end of fiscal year 1991 to 100 at the end of fiscal year 1996. Furthermore, the Company has established contractual arrangements with health care providers and payors to provide services at negotiated rates. The Company also intends to continue to expand its Lifecare(TM) Program by continuing to work with medical professionals and organizations, such as the United Network for Organ Sharing (UNOS), to educate the public on the need for organ donations.

         Schizophrenia. Schizophrenia is a psychotic disorder which is estimated to affect approximately one percent of the U.S. population, or 2.5 million people. The Company's services include distribution and monitoring of antipsychotic medications including, clozapine and risperidone. Monitoring services include data administration, phlebotomy services and laboratory analysis. Clozapine is prescribed primarily for schizophrenia patients who have not responded to first-line antipsychotic medications. Because of potentially severe side effects associated with clozapine, patients receiving clozapine require close weekly monitoring of their white blood cell levels. The Company presently provides clozapine to approximately 6,800 schizophrenia patients at an average cost per patient of between $6,000 and $8,000 per year depending upon the dosage. The Company's Clozaril(R) Patient Management Business contains multiple components including weekly blood draws to test for a side effect associated with the drug clozapine. The Company understands that the FDA may be contemplating a reduction in blood draw monitoring, which, with no other changes in the way that the Company participates in this market, could have a substantial negative impact on the Company's earnings and cash flow.

         The Company expects several new antipsychotic drugs to be introduced in the next year. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program to treat additional mental health patients. The Company has existing relationships with over 3,000 psychiatrists, various payors and state mental health and Medicaid programs. New sales and marketing initiatives are being developed to take advantage of new pharmaceutical products in this market.

         Infertility. Today, there are an estimated 4.5 million women of child-bearing age in the United States with reduced fertility, although of those only 100,000 utilize methods available to treat infertility.

The primary treatments for infertility are ovulatory induction and artificial reproductive technology, often coupled with the use of fertility drugs to maximize success rates. The average number of monthly cycles of treatment per year for women seeking such treatment is approximately 2.5. In 1995, the total U.S. market for drugs used in infertility treatment was approximately $300 million, and the average cost of treatment per cycle was between $2,000 and $2,500. Currently, the Company provides services to approximately 300 new individuals per month through its infertility program.


         Neurology. The Company has initiated several programs in this growing market. Target markets include amyotrophic lateral sclerosis (Lou Gehrig's disease), multiple sclerosis, Alzheimer's Disease and Parkinson's Disease. There are 250,000 individuals diagnosed with multiple sclerosis ("MS") in the United States, of which 125,000 exhibit a form of MS evidenced by moderate limitations in mobility, referred to as relapsing/remitting MS. Ten thousand new cases of MS are diagnosed annually. Primary drug therapies for MS patients are Betaseron(R) and Avonex(R). These drug therapies and related services are currently being provided through the MS Lifecare(TM) Program to approximately 400 patients.

         Oncology. The American Cancer Society estimates that over one million new cases of cancer will be diagnosed in 1996. One out of every four deaths in the United States is related to this group of diseases. The rising incidence of cancer combined with higher survival rates for cancer patients has led to a corresponding increase in the overall market for cancer therapies. The National Cancer Institute estimates that $104 billion is spent on cancer patients of which $35 billion is in direct medical costs. Drug therapies provided by the Company include: oral medications such as etoposide, methotrexate, melphalan and cyclophosphamide; intravenous therapies such as 5-flourouracil and Taxol(R); and injectables such as Neupogen(R) and Intron-A(R). The cost of these therapies range between $1,500 and $6,000 per annum. The Company currently provides services to approximately 3,500 oncology patients.

         HIV and AIDS. The Centers for Disease Control and Prevention estimates that 650,000 to 900,000 Americans are living with HIV, the virus that causes AIDS, and it reports that as many as 300,000 people have died of AIDS. In 1995, nearly 75,000 new cases of AIDS were reported. It is estimated that over $15.2 billion was spent on HIV/AIDS care and treatment in 1995. Available drug protocols believed to slow the progression of the disease include first line drugs like AZT and the new protease inhibitors (Invirase(R), Norvir(R) and Crixivan(R)). In addition, drugs like pentamidine, intravenous and oral antibiotics, parenteral nutrition, Neupogen(R) and Doxil(R) are used to treat opportunistic infections and counteract adverse reactions from the disease and its therapies respectively. The Company presently provides pharmaceutical products to approximately 200 HIV/AIDS patients. The pharmaceutical cost of treatment to these patients varies between $5,000 and $10,000 per patient per year depending on their individual symptoms and the therapeutic regimens.

Strategy for Growth and Expansion.

         While the Company has historically grown through acquisitions, the Company's current focus is on revenue generation through internal growth. The Company's growth strategy is focused on four principal strategic objectives. First, it seeks to increase the number of patients participating in its Lifecare(TM) Program by continuing to develop strong working relationships with medical centers, healthcare professionals and managed care organizations. Second, it plans to continue to expand its Lifecare(TM) Program to patient populations with other chronic medical conditions characterized by costly, long-term drug therapies which can be administered at home or in other alternate settings. Third, it intends to continue to increase its client base by expanding relationships with payor organizations which may require specialized disease management. Finally, it will seek growth through relationships with pharmaceutical companies which require focused clinical management, marketing, reimbursement or other services for their new or existing products.

         The Company participates in clinical trials, including Phase IV studies, in order to gain early access to new products for disorders it presently focuses upon and also to take early advantage of emerging disease management opportunities. A major pharmaceutical company has contracted with the Company to provide services in connection with a Phase IV study for Alzheimer's patients. These services provided by the Company include drug distribution, clinical patient management, data management and coordination with the contract research organization.

Acquisitions

         The Company has made several acquisitions over the last few years.

         Effective March 31, 1995, HMI Illinois, Inc., a Delaware corporation wholly-owned by the Company ("HMI Illinois"), acquired certain assets (including equipment, information and records, goodwill, the rights to proceeds of accounts receivable generated after March 31, 1995 and the assignment of certain real estate leases), subject to certain liabilities, of the Clozaril(R) Patient Management Business ("CPMB") from Caremark, Inc., a California corporation ("Caremark"). CPMB provides ongoing drug therapies and related support services primarily to schizophrenic patient populations throughout the United States. Other assets of CPMB, including inventory and provider contracts, were transferred pursuant to a transition agreement, dated as of March 31, 1995, between HMI Illinois and Caremark over a six-month period commencing on March 31, 1995. The aggregate purchase price for the assets acquired by HMI Illinois was approximately $23,260,000, consisting of approximately $20,060,000 in cash, a $200,000 escrow deposit, and a $3,000,000 five-year convertible subordinated note with an annual interest rate of 8% payable semi-annually. The source of funds for the cash portion of the acquisition was bank financing provided pursuant to a Credit Agreement, dated as of March 31, 1995, among the Company, Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, the Guarantors named therein, and Lenders named therein (including Chemical Bank, The Chase Manhattan Bank, N.A. and European American Bank), and Chemical Bank as agent.

         In February 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Arcade Pharmacy of Maryland, Inc., a Maryland corporation ("Arcade") and Kaufmann's of Kenilworth Pharmacy, Inc., a Maryland Corporation ("Kaufmann's"). The businesses acquired provide ongoing drug therapies and related products primarily to persons afflicted with chronic illnesses or infertility problems and also operate as retail pharmacies. The aggregate purchase price of the acquired assets of Arcade consisted of $1,812,500 in cash and cash equivalents and 26,002 newly-issued shares of Common Stock of the Company. The aggregate purchase price for the assets of

Kaufmann's consisted of 82,755 newly-issued shares of Common Stock of the Company.

         In June 1994, the Company acquired substantially all of the assets, subject to certain liabilities, of Pharmaceutical Marketing Alliance, Inc., a South Carolina corporation ("PMA"). The business acquired provides drug therapies and reimbursement services to persons afflicted with multiple sclerosis. The aggregate purchase price for the acquired assets consisted of $355,000 in cash and cash equivalents and 20,000 newly-issued shares of Common Stock of the Company. In March of 1996, the Company closed the operations of HMI PMA, Inc. and consolidated its marketing initiatives to its Buffalo Grove, Illinois headquarters. (See Notes 2 and 5 to the Consolidated Financial Statements.)

         Effective April 1, 1994, the Company acquired substantially all of the assets, subject to certain liabilities, of Murray Pharmacy, Too, Inc., a Pennsylvania corporation ("Murray Too"). The business acquired provides ongoing drug therapies and related support services primarily to oncology, HIV/AIDS and infertility patient populations in Western Pennsylvania. Also effective April 1, 1994, through HMI Retail Corporation, a Delaware corporation, a newly-formed Delaware corporation wholly-owned by the Company, the Company acquired substantially all the assets subject to certain liabilities of Murray Pharmacy, Inc., a Pennsylvania corporation ("Murray Pharmacy") that is primarily engaged in the retail pharmacy business. The aggregate purchase price for the acquired assets of Murray Too consisted of $7,500,000 in cash and cash equivalents and 368,885 newly-issued shares of common stock of the Company. The aggregate purchase price for the acquired assets of Murray Pharmacy consisted of 248,175 newly issued shares of common stock of the Company.

Marketing and Sales

         The Company's 15 full-time sales personnel market the Lifecare(TM) Program throughout the United States through presentations at national meetings of health care professionals, through advertisements in professional journals and through direct sales calls to physicians and other health care professionals. Most of the Lifecare(TM) Program patients are initially referred to the Company by health care professionals from hospitals at which they are being treated. Other patients contact the Company directly or are referred to the Company by family members.

         The Company also markets itself to medical organizations, health plans, national and local organizations which advance the interests of patients with specific chronic disorders and patient groups. Another important element of the Company's marketing effort is to provide information to referral sources concerning the nature and availability of the services which the Company offers, as well as the quality and cost-effectiveness of its programs. This effort involves development and implementation of training programs for the Company's sales representatives and field personnel. The Company intends to intensify its marketing activities directed toward managed health care organizations, employers and other third party payors, as these groups have become increasingly involved in health care decision-making.

         In order to remain current with information and issues related to chronic illness disease state management, the Company supports and participates in various local, state and national professional organizations and societies.

Competition

         The markets in which the Company operates are highly competitive and are experiencing substantial consolidation. Although the Company believes that its package of services distinguishes it from its competition, there are several other companies that deliver prescription and non-prescription medications to its patient populations. These companies include regional and national pharmacies such as Chronimed Inc., Coram Healthcare Corp., Caremark Inc., Quantum Health Resource Inc. (recently acquired by Olsten Kimberly Quality Care, Inc.), Stadtlander Drug Company, Inc. (recently acquired by Counsel Corp.) and Systemed, Inc. (recently acquired by Medco Containment Services Inc.).

         The competition is based on a number of factors, including price, quality of care and service, reputation within the medical community, the ability to develop and maintain relationships with patients and referral sources and geographical scope. Competition has also been affected by the decisions of third-party payors and case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Relationships with such groups as well as inclusion within a contracted network has affected and will continue to affect the Company's ability to serve many of its patients. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance. Managed care organizations may attempt to align themselves with providers who offer a broader range of services than those currently offered directly by the Company.

         There are relatively few barriers to entry into the local markets which the Company serves. Local and regional companies are currently competing in many of the markets presently served by the Company and others may do so in the future. The Company also expects competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction of new services, the enhancement of current services and the development of strategic relationships by the Company's competitors could cause a significant decline in sales, the loss of market acceptance of the Company's services, intense price competition, or render the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future, which, if not matched by Company initiatives, could limit its ability to maintain or increase its market share. Such increased competition could have a material adverse effect on the business, financial condition and results of operations of the Company.

Reimbursement

         The Company provides comprehensive reimbursement services to each of its patients. These services include: (1) insurance coverage verification, (2) patient counseling regarding co-payment and deductible obligations, lifetime maximums, prior authorizations and other limitations to patient benefits, (3) recommendations for alternative and supplemental coverage for uninsured and underinsured patients, (4) claim submission, (5) disputed claim resolution and
(6) general patient account management.

         The Company bills for drug therapies, medical equipment and supplies and certain support services. The Company works closely with the patients it serves to obtain reimbursement from governmental and private third-party payors. Generally, the Company contacts the third-party payor before delivering drug therapies in order to determine the patient's coverage and the percentage of costs that the payor will reimburse. The Company's reimbursement specialists review such issues as lifetime limits, preexisting condition clauses, the availability of special state programs and other reimbursement- related issues. The Company will often negotiate with the third-party payor on the patient's behalf to help ensure that coverage is available. In most cases, third-party payors pay the Company directly for the reimbursable amounts of its charges. Once reimbursement processing for these patients has been established by a payor, claims processing and reimbursement tend to become routine, subject to continued patient eligibility and coverage limitations. Co-payments and deductibles pursuant to Medicare, Medicaid and private insurance are billed directly to the patient.

         The Company accepts direct assignment of claims for reimbursement from Medicare and Medicaid, as well as from other third-party payors on behalf of its patients. This means that the Company processes the claim for its customers, accepts payment at the prevailing allowable rates and incurs the risks of delay or nonpayment if services are determined to be improperly billed or not medically necessary. Additionally, because Medicare and Medicaid reimburse the Company only for patients who meet certain eligibility requirements, the Company must rely upon its own internal controls to ensure that it renders services to individuals eligible for reimbursement. (See "Item
1. Business--Regulation-Medicare and Medicaid".)

         The Company also provides case management services to qualified patients. The Company conducts negotiations with insurance companies, HMOs and other health care reimbursement administrators in order to optimize service levels to patients and payors.


         Private payors traditionally reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenue and gross profits from private payors have been decreased by their continuing efforts to contain or reduce the costs of health care. An increasing percentage of the Company's revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they may also result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volumes than traditional referral sources.

         Due to the acquisition of the Clozaril(R) Patient Management Business at the end of fiscal 1995, the Company expected that its percentage of revenues attributable to Medicaid reimbursement would increase during 1996. The Company does not, however, believe this trend will continue to a significant degree in future years since the Company's revenues now reflect a full year reporting of the CPMB revenue.

         The following table sets forth the approximate percentages of the Company's revenue attributable to the stated payors for the periods noted:

                                                   Fiscal Year Ended April 30,
                                                     1996     1995     1994
                                                     ----     ----     ----
Commercial Insurance and other private payors         56%      60%      65%
Medicaid and other state programs                     35%      26       23
Medicare and other federal programs                    9%      14       12
TOTAL                                                100%     100%     100%

         A majority of the Company's revenue is derived from third-party payors, including private insurers, managed care organizations such as HMO's and PPO's and governmental payors such as Medicare and Medicaid. Similar to other medical service providers, the Company experiences lengthy reimbursement periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has developed substantial expertise in processing claims and carefully screens new cases to determine whether adequate reimbursement will be available.

         To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any significant capitated arrangements. In addition, the Company has experienced downward pricing pressures and an inability to participate in certain managed care networks and the Company may continue to experience these pressures in the future.


Regulation

         The health care field is subject to extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and third-party payors, such as Medicare and Medicaid. The Company is also subject to fraud and abuse and self- referral laws which regulate the Company's business relationships with physicians, other health care providers, referral sources and government payors.

         The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the operations of the Company's branch locations are subject to federal and state laws covering the repackaging and dispensing of drugs and regulating interstate motorcarrier transportation. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of pharmacy and social work. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. The Company regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any statute. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not result in a material adverse change to the Company.

         Medicare and Medicaid. Medicare is a federally funded insurance program which provides health insurance coverage for certain disabled persons, including persons eligible for most organ transplants, and persons age 65 and older. The Company is an authorized supplier eligible to receive direct reimbursement for outpatient services under Medicare.

         Under previous Medicare regulations, certain transplant medications were reimbursed by Medicare for a period of one year following the transplant surgery. After one year, the responsibility for paying for such medication shifted to the patient's third-party insurance carrier or to the patient directly. Legislation has been enacted by Congress to increase this Medicare coverage period to three years. This is being implemented in stages which have already commenced and which will be completed in 1997.

         Medicaid is a cooperative state-federal program for medical assistance to the poor. States have great flexibility in determining eligibility for such assistance and those services to be paid for under their Medicaid programs. Beyond mandatory services, states can provide for a wide range of medical services, including services not otherwise covered under Medicare, such as long-term nursing, respiratory therapy, home medical equipment and infusion therapy.

         From time to time the Company is, as are all providers under the program, subject to government audits of its Medicare and Medicaid reimbursement claims. The Company has been audited in the past and an audit by a major client state has recently been commenced. Medicare and Medicaid have set stringent requirements for reimbursement of the costs of drugs, services, equipment and supplies and rental of medical equipment. The Company believes its pricing policies are within the limits established by Medicare and Medicaid, and the drugs, services, equipment and supplies it provides are ordered by a physician and documented as being "medically necessary" and, therefore, reimbursable. However, if a Medicare or Medicaid audit of the Company's records were to reveal reimbursement for services which are deemed not to be medically necessary or costs in excess of current guidelines, those amounts may be disallowed. In that event, the Company would either repay Medicare or Medicaid, as applicable, or offset the deficiencies against amounts owed to the Company. In addition, if the Medicare or Medicaid authorities were to determine that the Company had intentionally violated Medicare or Medicaid regulations, it may institute criminal or civil proceedings, including proceedings to revoke the Company's status as a certified Medicare or Medicaid provider.

         Certain states require that the Company have a pharmacy located within or near the borders of such states in order to qualify for reimbursement for Medicaid claims filed by their residents. The Company has established certain of its branch pharmacy facilities to comply with such requirements, and believes that it is presently positioned to qualify for such reimbursement in nearly all states.

         Medicare and Health Care Reform. Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amount otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted which would impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations. There is significant national concern today about the availability and rising cost of health care in the United States. It is anticipated that new federal and/or state legislation will be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. The Company is unable to predict the content of any legislation or what, if any, changes may occur in the method and rates of this Medicare and Medicaid reimbursement or in other government regulations that may affect it business, or, whether such changes, if made, will have a material adverse effect on its financial position and results of operations.

         Fraud and Abuse Generally. As a supplier of services under the Medicare and Medicaid programs, the Company is subject to the Medicare and state health care program anti-kickback laws, which prohibit any remuneration in return for the referral of Medicare, Medicaid or other state health program patients, or for purchasing, leasing, ordering or arranging for, or recommending the purchase, lease or ordering any good, facility, service or item for which payment may be made under the Medicare, Medicaid or other state health programs. In addition, several states in which the Company operates have laws that prohibit certain direct or indirect payments as well as fee-splitting arrangements. Possible sanctions for violation of these restrictions include loss of licensure, and civil and criminal penalties. Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

         Stark Amendment and Similar State Laws. Congress adopted legislation in 1989 (effective January 1992, the "Stark Law") that generally prohibits or restricts a physician from referring a Medicare beneficiary's clinical laboratory services to any entity with which such physician has a financial relationship, and prohibits such entity from billing for or receiving reimbursement on account of such referral, unless a specified exception is available. Additional legislation expanding the Stark Law to other physician and health care business relationships was passed as part of the Omnibus Budget Reconciliation Act of 1993 ("Stark II"). Stark II extends the Stark Law to referrals of services eligible for Medicare or Medicaid reimbursement and expand the provisions prohibiting physicians from making referrals to entities with which they have financial relationships to all "designated health services," including, among others, durable medical equipment and supplies; parenteral and enteral nutrients; home health services; and outpatient prescription drugs. Stark II took effect January 1, 1995.

         Many state jurisdictions have adopted practitioner self-referral legislation modeled after the Stark Law, some of which apply to referral sources, third party payors and services not otherwise covered by the federal law. For instance, New York law prohibits any licensed health practitioner, including, among others, physicians, nurses and physician assistants, from referring Medicaid, Medicare or private- insured patients for clinical laboratory, x-ray or pharmacy services if the referral is made to an entity with which such practitioner has a financial relationship.

         Numerous exceptions are allowed under the Stark Law, as amended, and state laws for financial arrangement that would otherwise trigger the referral prohibition. These vary from jurisdiction to jurisdiction, but generally include exceptions for certain relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services and certain isolated transactions as long as all of the statutorily required terms for the applicable exception are met.

         Although the Company believes its operations as currently conducted are in material compliance with existing applicable laws, certain aspects of the Company's business operations have not been subject to state or federal regulatory interpretation. There can be no assurance that review of the Company's business by courts or regulatory authorities will not result in determinations that could adversely affect the operations of the Company or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

         State Licensure and Notice Requirements. The Company must obtain and maintain licensure from the various states' boards of pharmacy where they do business in order to provide pharmacy services. In addition, several states have enacted statutes or regulations which apply to pharmacies that engage in the interstate distribution of prescription drugs. Some such states generally permit such out-of-state pharmacies to operate in accordance with the laws of the state in which they are located, but require them to register with the state's board of pharmacy, follow certain procedures and make certain disclosures. Other such states generally require out-of-state pharmacies to obtain a license in those states and comply with local laws, as in-state pharmacies must do. The Company believes that it is in substantial compliance with the registration, disclosure and licensing requirements of those jurisdictions in which it conducts its business. If the Company were found to be in noncompliance with applicable laws and regulations, the Company might be subject to sanctions and its operations in such states might be impaired, interrupted, discontinued or prohibited.

Accreditation

         The Company's New York and Pittsburgh facilities have received accreditation by the Joint Commission on Accreditation of Healthcare Organizations and the Company is in the process of making application for accreditation for other facilities.

Sources and Availability of Product Supply

         Approximately 18% of the Company's revenues are currently attributable to sales of Sandimmune (also known as cyclosporine) and Neoral, the primary immunosuppressive drugs used in
the United States and approximately 28% of the Company's revenues are currently attributable to sales of Clozaril(R) (also known as clozapine), an anti-psychotic medication used in the treatment of schizophrenia. The Company currently purchases Sandimmune(R) and Clozaril(R), drugs manufactured solely by Sandoz, A.G., principally through wholesalers. If the Company were unable to purchase Sandimmune or Clozaril(R) for any reason, its results of operations would be materially and adversely affected. The patents on Sandimmune and Clozaril(R) held by Sandoz, A.G. expired in September 1995 and September 1994, respectively. The Company has to date experienced no material impact on its business from the expiration of the patents and cannot predict with certainty the effect the expiration may have in the future. No generic products have been introduced to date and, to the Company's knowledge, none appears to be imminent.

         The three gonadotropins used in the treatment of infertility, Pergonal, Metrodin and Humagon, have been in short supply in the general market throughout 1995 and 1996. To date, the Company's infertility business has not been materially affected by this shortage, but there can be no assurances that it will not be affected in the future.

         The Company distributes branded pharmaceutical products produced by single manufacturers. If any of these manufacturers were to experience disruptions in product availability, the Company's ability to deliver products to its customers could be adversely affected.

         The Company purchases most of its pharmaceuticals from regional and national drug wholesalers and to a lesser degree directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few of such suppliers are seeking to reduce their credit limitations with the Company. Although the Company has been able to maintain adequate product supply within these credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company's relationship with its patients and referral sources and on its liquidity . One supplier, Bindley Western Industries, Inc., a former supplier of the Company, has initiated litigation against the Company regarding past due amounts. (See "Item 3. Legal Proceedings".)

Employees

         As of July 17, 1996, the Company employed 466 persons, of whom 363 were full-time employees. Of the full-time and part-time employees, 35 are executive, corporate and administrative personnel, 18 were sales and marketing personnel, and 413 were patient services, reimbursement and operating personnel. The Company also employs contracted social workers, registered nurses and other personnel on a case by case basis to deliver services in localized areas. The Company's management believes that relations with its employees are good. The employees are not represented by any union.

         SEE THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR
INFORMATION CONCERNING THE COMPANY'S REVENUES, OPERATING PROFIT AND LOSS OR IDENTIFIABLE ASSETS.

Item 2. Properties

         In April 1996, the Company moved its executive offices to its 19,367 square feet facility in Buffalo Grove, Illinois. During the fiscal year ended April 30, 1996, the monthly rent for this facility was $20,577. The lease for this facility expires in August 2000. Also located at the facility are a pharmacy and a substantial reimbursement operation.

         The Company's former executive offices were located in an 18,500 square foot leased facility located in Holbrook, New York. The Company continues to pay $15,383 per month as rent for this facility and is actively trying to sublet this property. The lease for this facility expires in April 2000.

         The Company also operates a substantial pharmacy, warehouse and reimbursement operation in a 18,400 square feet leased facility located in Ronkonkoma, New York. During the fiscal year ended April 30, 1996, the monthly rent for this facility was $11,700. The lease for this facility expires in April 2000.

         The Company has two facilities in Pittsburgh, Pennsylvania, under two separate leases each expiring March 31, 1997, covering an aggregate of 12,000 square feet of pharmacy, reimbursement and office space. The Company pays $8,867 per month for these facilities. These leases were entered into in connection with the acquisition of assets of Murray Pharmacy, Inc. and Murray Pharmacy Too, Inc.

         In addition to the above described properties, the Company has leased the following regional offices:

Location                                                        Square Feet
- --------                                                        -----------

Birmingham, Alabama                                                2,425

Torrance, California                                               4,070

Jackson County, Florida                                            2,600

Atlanta, Georgia                                                   1,190


Kailua, Hawaii                                                     1,475

Portland, Maine                                                    2,300

Baltimore, Maryland                                                5,170

Townson, Maryland                                                  3,042

Milford, Massachusetts                                             2,500

Livonia, Michigan                                                  2,680

Arden Hills, Minnesota                                             4,170

Florissant, Missouri                                               2,000

Portland, Oregon                                                   1,766

Location                                                        Square Feet
- --------                                                        -----------

Wayne, Pennsylvania                                                2,240

Dallas, Texas                                                      3,000

Columbia, South Carolina                                           3,850

Salt Lake City, Utah                                               1,400

Bothell, Washington                                                3,500

         The aggregate monthly rents for the leased facilities listed above is approximately $108,669.95.

Item 3. Legal Proceedings

         The Company and certain of its past and current directors and officers have been named as defendants in eleven class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York. These lawsuits will be consolidated shortly into one action entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889
(ADS). These actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its disclosure statements. These actions purport to represent a class of persons who purchased the Company's common stock during a period ending February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. These actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the proposed Order of Consolidation, the Company will not be required to answer or otherwise move in the action until thirty days after it is served with an amended consolidated complaint, which has not yet been served on the Company.

         Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's corporate filings, as more fully alleged in the above-described class action lawsuit. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to the Stipulation and Order of Consolidation, the Company is not required to answer or otherwise move in the consolidated action until sixty days after it is served with an amended consolidated complaint, which has not yet been served on the Company.

         BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No.

96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's corporate filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been indefinitely adjourned.

         The enforcement division of the Securities Exchange Commission has a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities. The Company is fully cooperating with this investigation and has responded to the Commission's requests for documentary evidence.

         The Company has been named as a defendant in an action pending in the United States District Court for the Eastern District of New York entitled

Bindley Western Industries, Inc. v. Health Management, Inc., 96 Civ. 2330
(ADS). The action alleges claims for breach of contract and accounts stated arising out of a dispute regarding payment for certain goods. The action seeks damages in the amount of $3,187,157.35 together with interest, costs and disbursements. To date, the Company has answered the complaint, complied with its automatic disclosure obligations and has continued regularly to reduce the outstanding amount payable to approximately $2.1 million as of July 29, 1996.

         On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action are alleged, each for up to $10 million in damages. APP had previously filed a similar suit in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. By stipulation dated January 29, 1996, the Company discontinued its counterclaim against APP and its third-party claims against the principals of APP. In addition, by motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements and to add certain other defendants. These defendants caused the removal of the state court action to the Bankruptcy Court of the Eastern District of New York. By motion dated April 12, 1996, APP requested that the Bankruptcy Court remand the action to the State Court, which the Bankruptcy Court granted. The Company opposed this motion, which is currently pending before the State Court. Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

         On or about August 4, 1995, APP commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP. On September 1, 1995, the Hutsons removed the action to the Bankruptcy Court. The employee answered the complaint on December 27, 1995. No depositions have taken place, nor have any documents been produced. APP moved to remand this case to the Supreme Court for the County of Nassau. In a hearing which took place before the Bankruptcy Court on June 27, 1996, the Bankruptcy Court preliminarily ruled to grant APP's remand motion, but provided the Hutsons a further opportunity to submit a written response to the motion.

         The outcomes of certain lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company and the viability of the Company going forward.

Item 4. Submission of Matters to a Vote of Security Holders

         None.


                                    PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

         The Registrant's Common Stock began trading on a limited basis in the over-the-counter market on March 1, 1988, and was approved for quotation on NASDAQ National Market effective May 24, 1990 under the trading symbol HMIS. The Registrant's Common Stock has been included on the NASDAQ National Market since June 5, 1992.

         The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated, as quoted by NASDAQ National Market. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

Fiscal Year Ended April 30, 1995:                        High         Low
                                                         ----         ---
         First Quarter...........................       16 7/8       13
         Second Quarter..........................       17 1/4       12 1/2
         Third Quarter...........................       20           15 1/8
         Fourth Quarter..........................       25 3/8       17 1/8

Fiscal Year Ended April 30, 1996:

         First Quarter............................      18 3/8       10 5/8
         Second Quarter...........................      14 3/4       11
         Third Quarter............................      14 1/2       10 3/4
         Fourth Quarter...........................      12 3/8        2 3/8

         As of July 23, 1996, there were 9,330,182 shares of Common Stock outstanding. As of July 23, 1996, there were approximately 377 holders of record of the Common Stock.

         Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Registrant has never paid cash dividends on its Common Stock and management intends, for the immediate future, to retain any earnings for the operation and expansion of the Company's business. Any future determination regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company, restrictions in the Company's loan documents, including without limitation, the Credit Agreement and documents related thereto, and such other factors that the Board of Directors of the Company may consider. If the Company issues preferred stock, the Board of Directors will have the right to establish the rights, designations and preferences thereof, including preferences as to payment of dividends and liquidation proceeds.

Item 6. Selected Financial Data

         The following selected financial information for the five fiscal years ended April 30, 1996 is derived from the financial statements of the Company, which statements were audited by BDO Seidman, LLP, independent certified public accountants, whose report with respect to the more recent statements covering the three fiscal years ended April 30, 1996 appears elsewhere in this Report.

         This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Annual Report. As previously reported, the selected financial data for the year ended April 30, 1995 has been restated. (See the Company's Amended Annual Report on Form 10-K/A-3 for the year ended April 30, 1995 as filed with the Securities & Exchange Commission on April 30, 1996.)

                            HEALTH MANAGEMENT, INC.
                                (Consolidated)


                                          Years Ended April 30,
                           -------------------------------------------------
                              1996       1995      1994      1993      1992
                              ----       ----      ----      ----      ----

Income Statement Data         (Amounts in Thousands except per share data)

Revenues                   $158,860    $88,456   $44,250   $26,393   $14,594
Gross profit(1)              38,636     24,748    15,606     9,023     4,822
  Selling                     4,650      2,898     1,847     1,324       642

  G&A                        30,639     18,627     7,209     4,163     2,224
  Unusual Charges(1)         14,000         --        --        --        --
Total Operating expenses     49,289     21,525     9,056     5,661     3,019
Operating income (loss)     (10,653)     3,223     6,549     3,362     1,803
Income (Loss) Before
  Income Taxes              (13,332)     3,287     6,752     3,488     1,831
Net income (loss)           (10,927)     1,946     4,001     2,207     1,066
Net income (loss) per share
         -primary             (1.16)     $0.21      $.54      $.38      $.23
         -fully diluted       (1.16)     $0.21      $.53       .35       .22
Weighted Average number
of shares of Common
Stock outstanding
         -primary             9,415      9,408     7,383     5,884     4,599
         -fully diluted       9,415      9,421     7,594     6,309     5,076

(1) Unusual charges reflected in fiscal year 1996 include an $8.4 million increase in allowance for doubtful accounts, $3.6 million for costs associated with organizational consolidations and other cost reduction programs and $2.0 million for professional fees recorded as operating expenses. Additionally, a $2.8 million charge for the write-off of medical device inventory was recorded to cost of sales thereby reducing gross profit.

                                             As of April 30,
                            -----------------------------------------------

                              1996      1995      1994      1993      1992
                              ----      ----      ----      ----      ----

Balance Sheet Data            (Amounts in Thousands except per share data)

Total Assets                $95,916   $88,690   $52,418   $17,158    $6,842
Working Capital               2,492    12,486    32,333     8,946     2,158
Long term debt, including
     current maturities      32,752    26,326       256       521       730
Shareholders' equity         37,363    48,171    44,096     9,755     2,372

Item 7.  Management's Discussion and Analysis of Financial Conditions and
            Results of Operations

SPECIAL CONSIDERATIONS.

          The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in this Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). Others are presented elsewhere in this Annual Report.

RECENT EVENTS AND OTHER CONSIDERATIONS.


         General. On February 27, 1996, the Company announced that in the course of an internal investigation it had discovered certain accounting irregularities, that it intended to write down accounts receivable and inventory assets, that the Company may have to restate its financial statements and that it had accepted the resignation of Clifford E. Hotte as Chairman of the Board and Chief Executive Officer. Thereafter, on April 30, 1996 the Company filed with the Securities and Exchange Commission restated financial statements for the fiscal year ended April 30, 1995 and for each of the fiscal quarters contained therein, including the fiscal quarters ending July 31, 1994, October 31, 1994 and January 31, 1995; and for the fiscal quarters ended July 31, 1995 and October 31, 1995. As a result of having to restate the foregoing reports, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1996 on April 30, 1996.

         Special Charges; Consolidation. The Company incurred a substantial operating loss during the fiscal year 1996. This was a result of an unusual charge recorded in the third quarter of 1996 which consisted of the following:
(1) an $8.4 million increase in the allowance for doubtful accounts; (2) a $3.6 million charge for costs associated with organizational consolidations and other cost reduction programs; (3) a $2.8 million charge for the write-off of medical device inventory; and (4) a $2.0 million charge for professional fees associated with the Company's restatement and the litigation as described above. Absent these charges, the Company would have recorded pretax profits of approximately $3.5 million for fiscal 1996.

         The Company has consolidated its corporate and administrative office from Holbrook, New York and transferred those functions to its offices in Buffalo Grove, Illinois. This consolidation, along with other cost reduction efforts, is expected to yield approximately $1.5 million in annual cost reductions.

         Significant Litigation. The Company has been named as a defendant in several class action lawsuits and as a nominal defendant in two derivative suits. No assurances can be given as to the outcome of such litigation and the effects on the financial condition or future results of operations of the Company. (See "Item 3. Legal Proceedings".)

         Changes in Management. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named President and Chief Executive Officer of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in

February 1996. James Mieszala, formerly of Caremark, Inc., who became President of Homecare Management, Inc., a wholly-owned operating subsidiary of the Company in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995 was also named the

Executive Vice President of the Company in April 1996. The Company has experienced substantial turnover of its senior management group over the past twelve months and several of the Company's executive officers have been in their current positions for only a limited period of time. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of executive and professional personnel. There can be no assurances that the Company will be successful in its efforts to attract and retain such personnel.

         Financial Condition. As a result of the restatements and special charges, the Company recorded significant changes to its balance sheet including reductions of the Company's working capital, retained earnings and shareholder's equity. The Company is presently in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. Accordingly, all long term debt has been reclassified as a current liability on the Company's balance sheet. The Company has executed a Forbearance Agreement dated July 26, 1996 with its lenders which provides that, subject to certain conditions, the lenders agree not to exercise their rights and remedies under the Credit Agreement until November 15, 1996. Also, following the restatements, the conversion feature of the $3 million Convertible Subordinated Note held by Caremark, Inc. was triggered; however, Caremark, Inc. has not indicated an intent to exercise its right to convert the note. The conversion of such note is related to the price of the Company's Common Stock at the time of conversion. In pursuance of additional financing to remedy the default condition under the Credit Agreement, the Company has recently engaged National Westminster Bank Plc to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company may engage in a public or private offering of securities or a merger of the Company; however, there can be no assurances that such an offering or merger will be consummated. Furthermore, the successful consummation of such financing could result in substantial dilution of the Company's existing shares and could involve a higher cost of financing.

         Goodwill and Other Long-Lived Assets. At April 30, 1996 the Company had goodwill of approximately $34.0 million, or 35% of its assets. A significant portion of the Company's goodwill relates to the Clorazil Patient Management Business ("CPMB"). It is the Company's policy to review the recoverability of goodwill and other long-lived assets quarterly to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company. (See Notes 1 and 2 to the Consolidated Financial Statements, "Goodwill and Other Long-Lived Assets" and "Acquisitions" for information on additions to goodwill in connection with the acquisition of the CPMB.)

         Independent Auditors Opinion. The independent auditor's opinion on the fiscal year-end financial statements contain a modification relating to the Company's ability to continue as a going concern. This modification refers to the default condition on the Company's Credit Agreement and the litigation described in Item 3 of this Report ("Legal Proceedings"). The Company intends to vigorously pursue financing alternatives during the period of the Forbearance Agreement executed with its lenders. There can be no assurances that any such financing will be successfully consummated.

         Business Strategy. The Company's strategy, which it has been in the process of implementing since May 1996, is focused on the basic factors that could lead to profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company is directing its marketing efforts towards improving its referral relationships in addition to developing new programs, expanding relationships with payor organizations (including managed care organizations) and forging relationships with pharmaceutical companies requiring services such as clinical management, marketing, reimbursement and other services. (See "Item 1. Business--Strategy for Growth and Expansion".) Cost reduction efforts are focused on the integration of the Company's pharmacy locations and increasing efficiencies in reimbursement and distribution services. Management is also concentrating on improved cash collections through an emphasis on enhancing systems capabilities within the Company. While management believes the commencement of this strategy has improved and will continue to improve the Company's operations and financial performance, no assurances can be given as to its ultimate success.

         Internal Controls. The Company has initiated several actions to improve its internal controls and to enhance its financial reporting and analytical capabilities. These controls include the implementation on July 1, 1996 of a perpetual inventory system which management believes should provide both better controls over the management of on-hand inventory and automate the recording of cost of sales at time of product shipment.

         Effective June 1, 1996, the Company transitioned to a single general ledger system which is intended to improve control over the financial consolidation process and increase the Company's ability to analyze its business operations. The finance function of the Company has been consolidated in its Buffalo Grove, Illinois facility as of July 1996. Management believes that this consolidation will allow for improved communications, focused management and better ability closely to monitor the financial operations of the Company. The Company also plans to consolidate from the several accounts receivable systems currently in place to a single system during the fiscal year 1997. With this new accounts receivable system, the Company expects to improve the efficiency and effectiveness of its cash collection activities. There can be no assurances of the impact of these internal controls on the Company or whether they will be effective.

         Potential Dilution. The Company may issue additional shares of the Company's capital stock in order to obtain financing, in satisfaction of other current or future liabilities of or litigation involving the Company, upon conversion of the Convertible Subordinated Note held by Caremark, Inc. or otherwise. These additional issuances could result in substantial dilution of the Company's existing shares.

RESULTS OF OPERATIONS

         Year ended April 30, 1996 as compared to year ended April 30, 1995

         The Company's revenues were $158,859,638 for the year ended April 30, 1996, an increase of $70,403,610 or 79.6% over revenues of $88,456,028 for the year ended April 30, 1995. Revenues generated from the Company's acquisition of the Clozaril(R) Patient Management Business accounted for approximately
$47.0 million of the increase levels. Additional growth of approximately $6.0 million was generated from the acquisition of the Arcade and Kaufmann businesses which were acquired on February 1, 1995 and therefore were reflected in the Company's financial statements for the entire fiscal year of 1996 as compared to only the fourth quarter of fiscal 1995. The remainder of the increase was derived from internal growth through the expansion of the Lifecare(TM) Program and new referral sources.

         Gross profit margins were 24.3% for the year ended April 30, 1996, a
3.7 percentage-point decline from 28.0% for the preceding fiscal year. The decrease in the gross profit rate was primarily attributable to the following factors: (i) a $2.8 million charge was recorded in the third quarter of fiscal 1996 for the write-down of medical device inventory; (ii) a reduction in reimbursement rates that occurs when the drug benefit is carved out of the major medical benefit and is converted into a drug card; (iii) an increase in the number of transplant patients requiring immunosuppressant drug benefits which are covered under Medicare. Without the $2.8 million charge, the gross profit margin would have been 26.1%. These decreases in gross profit margins were partially offset by the Clozaril(R) Patient Management Business which currently generates a higher gross profit margin.

         Operating expenses for the fiscal year ended April 30, 1996 were $49,288,793, an increase of $27,736,604 or 129.0%, over operating expenses of $21,525,189 for the year ended April 30, 1995. $14.0 million of this increase was attributable to an unusual charge recorded during the third quarter of fiscal year 1996; $8.4 million of the charge was attributable to an increase in the provision for doubtful accounts; $3.6 million of the charge was attributable to costs associated with organizational consolidations and other cost reduction programs; and $2.0 million was associated with professional fees arising out of the Company's restatements, litigation, etc. Operating expenses year over year were also affected by the inclusion for the full year in fiscal 1996 of the Clozaril(R) Patient Management Business versus one month in fiscal year 1995 and by the inclusion for the full year in 1996 of the Arcade and Kaufmann business versus three months in the fiscal year 1995. The Clozaril(R) Patient Management Business was acquired on April 1, 1995. The full year inclusion of the Clozaril(R) Patient Management Business resulted in an increase in operating expenses of approximately $9.9 million.

         The operating loss for the fiscal year 1996 was $10,652,683, a $13,875,501 change from the operating profit of $3,222,818 for the fiscal year 1995. The unusual charge recorded in the third quarter of fiscal year 1996 resulted in the operating loss for the year. Absent the unusual charge, income from operations would have been approximately $6.2 million.

         Net interest expense for the year ended April 30, 1996 was $2,679,504 compared to net interest income of $63,761 in fiscal year 1995. The increase in interest expense was driven by the outstanding term loans associated with the CPMB acquisition and the borrowings under the Company's line of credit.

         Income before income taxes for the year ended April 30, 1996 was a ($13,332,187) loss compared to a $3,286,579 income level for the year ended April 30, 1995. The unusual charge of approximately $16.8 million recorded in the third quarter resulted in the loss for fiscal 1996. Without this unusual charge, income before income taxes for the year ended April 30, 1996 would have been approximately $3.5 million.

         The net loss for the year was ($10,927,341) compared to a net income of $1,946,188 for the fiscal year ended April 30, 1995. The net loss for the 1996 fiscal year was a direct result of the unusual charge recorded in the third quarter of this fiscal year. Also contributing to the net loss was a valuation allowance of approximately $2.5 million to reserve for a deferred tax asset. Given the circumstances that led to the modification of the independent auditor's opinion, a valuation allowance was established for the deferred tax asset. Absent the unusual charge, the valuation allowance of the deferred tax asset and using a 41% effective tax rate, net income would have been approximately $2.1 million.

         Primary and fully diluted earnings per common share for the year ended April 30, 1996 were both a ($1.16) loss compared to earnings of $0.21 for the year ended April 30, 1995. The weighted average number of shares outstanding used in the calculation of primarily and fully diluted earnings per share were 9,414,500 for the year ended April 30, 1996 and 9,408,300 and 9,420,816, respectively, for the year ended April 30, 1995.

         Year ended April 30, 1995 as compared to year ended April 30, 1994

         The financial information for the 1995 fiscal year has been restated. (See the Company's Amended Annual Report on Form 10-K/A-3 for the year ended April 30, 1995 as filed with the Securities & Exchange Commission on April 30, 1996.)

         The Company's revenues were $88,456,028 for the year ended April 30, 1995, an increase of $44,206,512 or 99.9%, over revenues of $44,249,516 for the year ended April 30, 1994. Revenues generated through the Company's acquisitions accounted for approximately $26,500,000 of the additional revenues, of which approximately $20,000,000 is attributable to the acquisition of the Murray Group. The balance of the increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states and new referral sources.

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

         Operating expenses as a percentage of revenues increased to 24.3% for the year ended April 30, 1995, as compared to 20.5% for the year ended April 30, 1994. Total operating expenses were $21,525,189 for the year ended April 30, 1995, an increase of $12,468,650 over the year ended April 30, 1994. The increase was a result of the three factors. First, during the last quarter, the Company consummated three acquisitions which resulted in approximately $550,000 of expenses which were one time charges to operations. Second, expenses to increase the provision for doubtful accounts were approximately $5,800,000 higher for the fiscal year 1995. Third, to support the Company's continued expansion, selling and marketing efforts, expenses increased by approximately $1,051,000, while payroll related expense increased by approximately $2,600,000, with the balance of the increase being general operating expenses. Approximately $300,000 of the increased payroll expenses and approximately $300,000 of the increased general operating expenses were attributable to increased staffing, system development and training in the area of reimbursement as the Company directed greater effort toward decreasing its days sales outstanding.

         Operating income was $3,222,818 for the year ended April 30, 1995, a decrease of $3,326,699 or 50.8%, compared to operating income of $6,549,517 for the year ended April 30, 1994. This decrease is a result of decreases in gross profit margins and increases in the provisions for doubtful accounts in spite of significant revenue growth.

         Income before taxes was $3,286,579 for the year ended April 30, 1995, a decrease of $3,465,064 or 51.3%, compared to $6,751,643 for the year ended April 30, 1994.

         The effective tax rate for the year ended April 30, 1995 was 40.8%, an increase of 0.1 percentage points, compared to 40.7% for the fiscal year ended April 30, 1994.


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

LIQUIDITY AND CAPITAL RESOURCES

         The net decrease of $1,282,517 in the Company's cash and cash equivalents to $3,280,195 at April 30, 1996 was attributable to cash used in operating activities. Decreases in cash flow from the operating loss and non-cash adjustments along with increases in allowances for doubtful accounts were offset by increases in accounts payable and decreases in inventories.

         Working capital at April 30, 1996 was $2,491,619, a decrease from a $12,486,358 level at April 30, 1995. Current assets increased $7,223,579 due to increases in accounts receivable of $5,117,390 due to a full year inclusion of accounts receivable from the CPMB business offset by the increased provision on the allowance for doubtful accounts, and increases in the tax refund receivable of $6,210,030 created by the 1996 operating loss. Current assets were decreased by lowered inventory levels of $986,841 and decreased tax deferred assets of $1,326,300. Current liabilities increased $17,218,318, principally due to an increase in accounts payable of $8,384,845 driven by the full year inclusion of the CPMB business. Total accrued expenses increased $3,222,712 due to the unusual charge. Current maturities of long-term debt increased to $28,746,028 due to increased borrowings under the Company's line of credit.

         To facilitate the acquisition of the Clozaril(R) Patient Management business, the Company borrowed $21,000,000 in the form of term loans and delivered a $3,000,000 Convertible Subordinated Note to Caremark, Inc.. As of April 30, 1996, $18,000,000 was outstanding on the term loan and approximately $10,300,000 was outstanding on the Company's line of credit.

         The Company is in default under the Credit Agreement. The Company has executed a Forbearance Agreement with its lenders in which the lenders agree, under certain conditions, not to exercise their rights under the original loan through the period ended November 15, 1996. The Company needs to obtain additional financing to resolve its default condition.

         The Company has engaged National Westminster Bank Plc to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company may engage in a public or private offering of securities or a merger of the Company; however, there can be no assurance that such an offering or merger will be consummated. Furthermore, the successful consummation of such financing could result in substantial dilution of the Company's existing shares.

         The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers are seeking to reduce their credit limitations with the Company. Additionally, one supplier, Bindley Western Industries, Inc., has initiated legal action against the Company regarding past amounts due. (See "Item 3. Legal Proceedings".) Although the Company has been able to maintain adequate product supply within the credit limitations, there can be no assurances it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

         If the Company is unsuccessful in obtaining financing, in reaching a successful outcome in its current litigation or in continuing good relations with its suppliers, it may have to consider protection under the federal bankruptcy laws.

Stock-Based Compensation

         The Financial Accounting Standards Board Issued Statement of Financial Accounting Standard Number 123 "Accounting for Stock-Based Compensation" ("SFAS Number 123") in October 1995. Statement Number 123 encourages companies to recognize expense for stock options and other stock- based employee compensation plans based on their fair value at the date of grant. As permitted by Statement Number 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number 25 "Accounting for Stock Issued to Employees" in 1996 and future years, and will provide disclosure of the pro forma impact on the net income and earnings per share as if the fair value-based method had been applied.

Item 8.  Financial Statements

         The Financial Statements for the fiscal year ended April 30, 1996 may be found beginning on page F-1 hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and

         Financial Disclosure

         None.

                                   PART III

Item 10. Directors and Executive Officers of Registrant

         The following table contains information concerning the Company's directors and executive officers. It is expected that these persons will serve in these offices until the next annual meeting or until their respective successors are elected and qualified.

                  Name          Age     Position

Andre C. Dimitriadis........... 55      Chairman of the Board and Director

W. James Nicol. ............... 52      Chief Executive Officer, President and
                                        Director

James R. Mieszala.............. 45      Chief Operating Officer

Paul S. Jurewicz............... 40      Chief Financial Officer, Executive Vice
                                        President, Treasurer and Assistant
                                        Secretary

Dr. Timothy Triche............. 52      Director

D. Mark Weinberg............... 43      Director and Secretary

Clifford E. Hotte.............. 49      Director

Virginia Belloise (1).......... 49      Director

         (1)      Virginia Belloise is the wife of Clifford E.  Hotte.

         W. James Nicol

         Mr. Nicol was appointed to the offices of Chief Executive Officer and President of the Company effective as of May 1, 1996. He was also named to the Board of Directors of the Company in May 1996. Prior to joining the Company, Mr. Nicol was a Senior Vice President and the Chief Financial Officer of Careline, Inc. from May 1995 to October 1995. From 1990 until 1995, Mr. Nicol served as Senior Vice President and Chief Financial Officer of Quantum Health Resources, Inc. For 17 years prior to joining Quantum, Mr. Nicol held various senior-level management positions with Comprehensive Care Corporation and was its Chief Executive Officer and President from 1989-1990. Mr. Nicol also serves on Comprehensive's Board of Directors and is a member of such board's audit and compensation committees. Mr. Nicol graduated from Bradley University in 1969 with a B.S. in Political Science and Economics.

         James R. Mieszala

         Mr. Mieszala has been the Chief Operating Officer of the Company since May 1996. Mr. Mieszala served as Acting President of the Company from February to May 1996. Prior to joining the Company, from 1986 to 1996, Mr. Mieszala held a variety of positions with Caremark, Inc., including Vice President and General Manager of the Specialized Pharmaceutical Services Division. From 1978 to 1986, Mr. Mieszala was employed by Baxter International in various management roles. Mr. Mieszala graduated from the University of Illinois in 1973 and has an M.B.A. from the Keller Graduate School of Management.

         Paul S. Jurewicz

         Mr. Jurewicz has been the Chief Financial Officer of the Company since December 1995, an Executive Vice President of the Company since April 1996, the Treasurer of the Company since February 1996 and the Assistant Secretary of the Company since March 1996. Prior to joining the Company, Mr. Jurewicz held several positions with Caremark, Inc. From September 1995 until he joined the Company, Mr. Jurewicz was Chief Financial Officer at Caremark's North Suburban Clinic, a multi-specialty physician clinic. From 1994 to September 1995, Mr. Jurewicz served as Vice President of Shared Services of Caremark and from 1991 to 1994 he served as Vice President/Controller of Caremark, Inc.'s Health Care Services Division. From 1980 to 1991, Mr. Jurewicz was employed by Baxter International. Mr. Jurewicz earned a B.S. in accounting from DePaul University, an M.B.A. from the Lake Forest Graduate School of Management and a C.P.A. certificate in the State of Illinois.

         Andre C. Dimitriadis

         Mr. Dimitriadis was elected as a Director of the Company in October 1993. He became the Chairman of the Board of Directors of the Company in May 1996. Mr. Dimitriadis is the Chief Executive Officer and Chairman of LTC Properties, Inc., Oxnard, California, a real estate investment trust that invests in long-term care and other health care related facilities. Prior to founding LTC Properties, Mr. Dimitriadis was Executive Vice President and Chief Financial Officer of Beverly Enterprises, an owner/operator of nursing facilities, from October 1989 to May 1992. From December 1984 to July 1989 he was Executive Vice President, Chief Financial Officer and a Director of American Medical, Inc., an owner/operator of hospitals. Mr. Dimitriadis is a Director of Magellan Health Services, Inc. and Assisted Living Concepts, Inc. Mr. Dimitriadis earned a B.S. in electrical engineering from Robert College, Istanbul, Turkey, an M.S. in computer science from Princeton University and an M.B.A. and Ph.D. from New York University.

         D. Mark Weinberg

         Mr. Weinberg was elected as a Director of the Company in November 1995 and was appointed to the office of Secretary in March 1996. Mr. Weinberg is the President of the WellPoint Group's Unicare Businesses. Prior to that position, from 1987 to 1996, Mr. Weinberg held a variety of executive management positions with WellPoint Health Networks Inc. and its affiliates, including Executive Vice President. Mr. Weinberg received a B.S. in 1975 from the University of Missouri at Columbia.

         Dr. Timothy Triche

         Dr. Triche was elected as a Director of the Company in November 1995. Dr. Triche is the Chairman of the Board and the Chief Executive Officer of OncorMed, Inc., a clinical services company. He is also Pathologist-in-Chief for the Children's Hospital of Los Angeles in Los Angeles, California and Professor of Pathology and Pediatrics at, and Vice Chairman of, the University of Southern California School of Medicine, Los Angeles, California. Prior to June 1988, he was Chief of the Ultrastructural Laboratory of the Division of Pathology at the National Cancer Institute of the National Institutes of Health in Bethesda, Maryland. Dr. Triche is also a director of Oncor, Inc. Dr. Triche received an A.B. from Cornell University in 1966 and in 1971 received both a Ph.D. in Cell Biology and a M.D. from Tulane University.

         Clifford E. Hotte

         Clifford E. Hotte, Ph.D. who has been a director of the Company since 1988, founded Home Care Management, Inc., the Company's first operating subsidiary in 1985. Clifford E. Hotte served as the Chief Executive Officer and President of the Company from February 1988 to February 1996 and as Chairman of the Company's Board of Directors from 1988 to February 1996. Clifford E. Hotte is married to Ms. Belloise, who is also a director of the Company.

         Virginia Belloise

         Ms. Belloise has been a Director of the Company since March 1988. She also served as Personnel and Human Services Director for the Company from 1988 until 1993 and was the Company's Secretary from March 1988 until December 1993 and for a period of time in 1996. Ms. Belloise previously held the position of Clinical Laboratory Manager at Deepdale General Hospital, Little Neck, New York, from March 1985 to October 1987. Ms. Belloise is married to Mr. Hotte, who is also a director of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they may file.

         Based solely on a review of the copies of such forms furnished to the Company, or written representations from certain persons that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 1996, no directors, officers or beneficial owners of more than 10% of the Company's common stock, other than as described below, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934. Mr. Dimitriadis failed timely to file one Form 4 reflecting three transactions and Messrs. Weinberg, Mieszala and Jurewicz and Dr. Triche each failed timely to file one Form 3.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

         The following table summarizes compensation for services to the Company in all capacities awarded to, earned by or paid to (i) the Company's chief executive officers, (ii) the three other most highly compensated executive officers who earned in excess of $100,000 in salary and bonus and
(iii) the one other executive officer of the Company who served during the fiscal year ended April 30, 1996 but who no longer held such office as of April 30, 1996 and who earned in excess of $100,000 in salary and bonus, for each of the three fiscal years ended April 30, 1996 (the "Named Executive Officers"). No other executive officer of the Company met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

                                                                Long Term Compensation
                                                                ----------------------
                                     Annual Compensation         Awards       Payouts
                                     -------------------         ------       -------
                                                                Options/     All Other

Name and Principal Position      Year    Salary(1)  Bonus(1)      SARs    Compensation(2)
- ---------------------------      ----    ---------  --------      ----    ---------------
W. James Nicol, Chief Executive
Officer and President(3)
Committee of the Office of the
Chief Executive Officer(4)
Clifford E. Hotte, Chief         1996    $277,408        -0-       -0-       $3,712
   Executive Officer and         1995    $220,000        -0-   150,000       $2,382
   President(5)                  1994    $200,000   $100,000       -0-       $2,171
Robert Clifton, Vice President   1996    $165,264        -0-       -0-       $3,059
                                 1995    $149,600        -0-       -0-       $1,723
                                 1994    $136,000   $ 47,600    75,000       $1,689
Lloyd N. Myers, Vice President   1996    $200,000        -0-       -0-       $1,933
Sales and Marketing(6)           1995    $200,000        -0-       -0-       $2,310

Michael R. Norman, Chief         1996    $151,000        -0-       -0-       $2,324
   Operating Officer and         1995    $ 95,077        -0-    60,000       $  409
   Executive Vice President (7)
Drew Bergman, Chief Financial    1996    $187,500        -0-       -0-       $2,841
   Officer and Chief Development 1995    $100,000        -0-    12,500       $  489
   Officer(8)                    1994    $ 85,000   $ 21,250    62,500       $  467

   (1) During the 1994 fiscal year, Clifford E. Hotte entered into a new three-year employment agreement under which he was to receive a base salary of $200,000 during its first year and a 10% increase commencing in fiscal 1995. The Board of Directors increased Clifford E. Hotte's salary to
   $250,000 effective May 1, 1995. Messrs. Clifton and Bergman entered into two-year employment agreements commencing May 1, 1993, under which they receive base salaries of $136,000 and $85,000 respectively, and included a 10% increase for the period after April 30, 1994. The Board of Directors increased Mr. Bergman's salary to 200,000 effective May 1, 1995. During the 1994 fiscal year, Mr. Norman entered into a two-year employment agreement, which expired on May 9, 1996 and was not renewed by the Company, under which Mr. Norman received a base salary of $100,000 per year for the first year of the term of the agreement which was increased by the Board of Directors to $150,000 in the second year. During the 1996 fiscal year, Messrs. Mieszala and Jurewicz entered into employment agreements, each with terms in excess of two years, under which they receive $210,000 and $160,000, respectively, during the first year of the terms of the agreements and 10% increase commencing after May 1, 1997. The compensation of Messrs. Mieszala and Jurewicz was reset by the Company's Executive Committee on April 3, 1993 to $225,000 and $180,000, respectively. Subsequent to the 1996 fiscal year, Mr. Nicol entered into a three-year employment agreement under which he is to receive $300,000 during the first year of the term of the agreement plus a bonus to be determined in the future. (See "Item 11. Executive Compensation--Employment Agreements and


   Termination of Employment and Change in Control Arrangements".)

   (2) All compensation listed herein consists of matching payments made pursuant to the Company's 401(k) Plan.

   (3) Mr. Nicol is presently the Chief Executive Officer and the President of the Company. He was appointed to those positions by the Board of Directors to replace the Committee of the Office of the Chief Executive Officer as of May 1, 1996. Mr. Nicol received no compensation from the Company in the fiscal year ended April 30, 1996. (See "Item 11. Executive Compensation--Employment Agreements and Termination of Employment and Change in Control Arrangements".)

   (4) The Board of Directors of the Company established a committee on an interim basis to fill the role of the office of the Chief Executive Officer of the Company on February 26, 1996 to replace Clifford E. Hotte until a permanent Chief Executive Officer was installed. The interim committee was comprised of Messrs. Dimitriadis and Weinberg and Dr. Triche, all members of the Board of Directors. The compensation authorized for, but not yet received by, such persons consists of stock options, stock appreciation rights and cash in consideration of their expanded roles as directors and their participation in the interim Office of the Chief Executive Officer. (See, "Item 11. Executive Compensation--Compensation of Directors".)

   (5) Clifford E. Hotte was the Chief Executive Officer and the President of the Company until February 26, 1996, when he was replaced as Chief Executive Officer by a Committee of the office of the Chief Executive Officer and as President by Mr. Mieszala, who served as Acting President of the Company until May 1, 1996. Clifford E. Hotte's employment with the Company was terminated on March 20, 1996 and he received compensation for a 30-day period following such termination as well as $32,215 for accrued vacation and personal days.

   (6) Mr. Myers was appointed to the office of Vice President - Sales and Marketing of the Company in May 1995. His employment with the Company ended on July 9, 1996.

   (7) Mr. Norman joined the Company in May 1994 and was Chief Operating Officer of the Company until May 9, 1996. He was replaced as Chief Operating Officer by Mr. Mieszala.

   (8) Mr. Bergman served as Chief Financial Officer of the Company until December 18, 1995 when he was appointed to the position of Chief Development Officer and replaced as Chief Financial Officer by Mr. Jurewicz. Mr. Bergman resigned as Chief Development Officer in February 1996 and received compensation from the Company until March 29, 1996 as well as $2,885 for accrued vacation days.

OPTION GRANTS IN LAST YEAR

         No options were granted to the Named Executive Officers during the fiscal year ended April 30, 1996.

AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED APRIL 30, 1996 AND FISCAL YEAR END OPTION VALUES

         No options were exercised during the fiscal year ended April 30, 1996 by the Named Executive Officers.

         The following table provides information relating to the number and value of options held by such Executive Officers at fiscal year-end:

                                      Number of Unexercised Options/ SARs at   Value of Unexercised in the Money
                                                     Fiscal                             Options/SARs at
         Name                                       Year End (#)                      Fiscal Year End ($)
         ----                                       -------------                     -------------------
                                            Exercisable/Unexercisable              Exercisable/Unexercisable(1)
W. James Nicol                                         0/0                               0/0
Committee of the Office of the Chief
Executive Officer(2)                                 n/a(2)                              n/a(2)
Clifford E. Hotte                                    0/0(3)                              0/0
Robert Clifton                                    45,000/30,000                          n/a(4)
Lloyd N. Myers                                         0/0                               0/0
Michael R. Norman                                 12,000/48,000                          n/a(5)
Drew Bergman(6)                                    6,667/0(6)                            $5,834/0(6)

(1) The value of unexercised options is determined by multiplying the number of options held by the difference in the fair market value of the Common Stock underlying the options at April 30, 1996 (as determined by the closing sales price as reported by the NASDAQ National Market, which was $5.375 per share) and the exercise price of the options granted.

(2) The Board of Directors of the Company established a committee on an interim basis to fill the role of the office of the Chief Executive Officer of the Company on February 26, 1996 to replace Clifford E. Hotte until a permanent Chief Executive Officer was installed. The interim committee was comprised of Messrs. Dimitriadis and Weinberg and Dr. Triche, all members of the Board of Directors. The compensation authorized for, but not yet received by, such persons consists of stock options, stock appreciation rights and cash in consideration of their expanded roles as directors and their participation in the interim Office of the Chief Executive Officer. (See "Item 11. Executive
     Compensation--Compensation of Directors".)

(3) Clifford E. Hotte's options to purchase 150,000 shares of Common Stock terminated 30 days after his termination with the Company on March 20, 1996.

(4) Mr. Clifton's options have an exercise price of $10.375 per share; the closing price per share of the Company's Common Stock on April 30, 1996 was $5.375 and, therefore, none of his options were in-the-money.

(5) Mr. Norman's options had an exercise price of $14.00 per share; the closing price per share of the Company's Common Stock on April 30, 1996 was $5.375 and therefore none of his options were in-the-money.

(6) Mr. Bergman's options to purchase 62,500 shares of Common Stock terminated 30 days after the termination of his employment with the Company in February 1996. Options to purchase 6,667 shares which were issued on June 4, 1992 pursuant to the Company's 1989 Stock Option Plan with an exercise price of $4.50 per share terminated three months after the termination of Mr. Bergman's employment with the Company, but were still in effect on April 30, 1996.

LONG-TERM INCENTIVE PLAN AWARDS TABLE.

     There were no long-term incentive plans awards granted by the Company during the fiscal year ended April 30, 1996.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE.

     The Company has no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

     Generally, outside directors receive $2,000 per year as a retainer, $1,000 per meeting of the Board of Directors attended in person, $1,000 per Chairmanship of a committee of the Board of Directors, and $500 per meeting of a committee of the Board of Directors attended in person. No such payments have been made by the Company since August 31, 1995. Each outside director receives an option to purchase 4,000 shares at the time of his or her election. Each non-employee director also receives an annual automatic grant of options to purchase 1,000 shares of common stock for each completed year of service. All of the options mentioned above vest over a six month period. In addition, the Board of Directors voted to award Mr. Dimitriadis 1,000 shares of Common Stock on February 8, 1995 and on that same date awarded him 4,000 shares of Common

Stock to be issued to him on the fifth anniversary of the date that he was elected to the Board of Directors, provided that if he resigns, retires or dies prior to such date he is entitled only to the pro rata amount of such shares; however, if he is terminated as a director, other than for cause, or if there is a merger, consolidation, acquisition of substantially all of the assets, reorganization or liquidation of the Company, he will be entitled to the full 4,000 shares. These awards of shares were in place of awards of 5,000 shares to be made over a five-year period at the time of Mr. Dimitriadis' election to the Board of Directors.

     On April 3, 1996, the Executive Committee passed resolutions compensating Messrs. Dimitriadis and Weinberg and Dr. Triche for their efforts serving on various committees of the Board, including the Special Committee, and for serving as the Office of the Chief Executive Officer. Each of Mr. Weinberg and Dr. Triche were awarded options to purchase 7,500 shares of Company's Common Stock, stock appreciation rights with respect to 22,500 shares of Common Stock and $30,000 in cash, and Mr. Dimitriadis was awarded options to purchase 10,000 shares of Company's Common Stock, stock appreciation rights with respect to 30,000 shares of Common Stock and $40,000 in cash. The vesting schedule for the exercisability of the stock options and for the stock appreciation rights were one-half upon the appointment of the permanent Chief Executive Officer of the Company and one-half upon the first anniversary of the date thereof. The exercise price or strike price for these stock options and stock appreciation rights was the average closing price of shares of Common Stock for the five days preceding April 3, 1996 or $4.8375 per share. The foregoing awards of stock options and stock appreciation rights were contingent upon Messrs. Weinberg and Dimitriadis and Dr. Triche waiving their respective rights to any remuneration to which they may be entitled from the Company for the period beginning on February 18, 1996 through the date on which a permanent Chief Executive Officer is appointed. In addition, Mr. Weinberg and Dr. Triche relinquished their rights to receive the options for 4,000 shares normally granted to new directors of the Company. These stock options and stock appreciation rights have not yet been delivered to the grantees and, at the Company's request, the grantees have agreed to defer such cash compensation until the Company's liquidity situation improves.

     In addition on May 6, 1996, the Board of Directors of the Company voted to issue stock options for 30,000 shares of the Company's Common Stock for each non-employee director and stock options for an additional 20,000 shares of the Company's Common Stock to the Chairman of the Board, subject to shareholders approval. The exercise price of these options is the average closing price of the Company's Common Stock for the five trading days prior to May 6, 1995 or $5.5875 per share and vest as follows: one third (1/3) on the first anniversary of the next annual stockholders meeting, (1/3) one third on the second anniversary of the next annual stockholders meeting, and one-third (1/3) on the third anniversary of the next annual stockholders meeting. These options terminate with respect to any unvested portion thereof if (i) the grantee is not re-elected as a director at the next annual stockholders meeting, (ii) during the one-year period preceding any given vesting date such grantee attends less than 75% of the Board of Directors meetings to which he or she is entitled to attend or (iii) the grantee voluntarily resigns as a director.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 1996 the Company entered into a three year employment agreement with W. James Nicol to serve as Chief Executive Officer and President of the Company. Pursuant to the terms of the employment agreement, Mr. Nicol receives an annual base salary of $300,000. Mr. Nicol may also receive a performance bonus in an amount to be determined under an Executive Incentive Compensation Plan. The Board of Directors granted Mr. Nicol stock options to purchase 500,000 shares of the Company's Common Stock, subject to shareholder approval, at an exercise price equal to the average closing price of shares of the Company's Common Stock for the five days ended on April 19, 1996 or $5.375 per share. Mr. Nicol's options will vest one-third on and after May 1 of each of 1997, 1998 and 1999. Pursuant to the employment agreement, if (i) the Company terminates Mr. Nicol other than for disability or for cause or (ii) Mr. Nicol resigns pursuant to the agreement upon a change of control of the Company or upon a material reduction by the Company of Mr. Nicol's scope and/or authority, then Mr. Nicol will be entitled to receive a severance payment equal to his base salary for the remaining term of the agreement and all of the options granted to Mr. Nicol's under the agreement shall become vested and immediately exercisable. If the Company terminates Mr. Nicol other than for disability or for cause, then Mr. Nicol will also be entitled to receive a prorated portion of any bonus to which he may be entitled.

     In January 1996, the Company, through its wholly-owned subsidiary Home Care Management, Inc., a New York corporation ("HCM"), entered into an employment agreement with Mr. Mieszala in connection with his position with, and the services he renders to, the Company. Mr. Mieszala was given the title of President of HCM. The term of Mr. Mieszala's employment ends on April 30, 1998. Mr. Mieszala also served as Acting President of the Company from February 26, 1996 until May 1, 1996 and on May 10, 1996, Mr. Mieszala became the Chief Operating Officer of the Company. Pursuant to the terms of the employment agreement, Mr. Mieszala is entitled to receive an annual base salary of $210,000, with a ten percent increase in such amount for the period commencing on May 1, 1997 and ending on April 30, 1998. Mr. Mieszala's base compensation was increased to $225,000 per year effective April 3, 1996. Mr. Mieszala may receive, at the sole discretion of HCM, a performance bonus of up to 33% of his base annual salary. Pursuant to his employment agreement Mr. Mieszala was also entitled to receive stock options to purchase 135,000 shares within 30 days of the execution of the employment agreement; however, these options were never delivered. On April 3, 1996, the Executive Committee of the Board of Directors of the Company granted Mr. Mieszala and certain other employees of the Company options with an exercise price of $4.975 per share, subject to a waiver of previously granted options. Mr. Mieszala's option was with respect to 200,000 shares of Common

Stock. Pursuant to the employment agreement, if Mr. Mieszala is terminated without cause by the Company, then Mr. Mieszala will be entitled to receive his base salary for the period commencing on his date of termination and ending on the later of six months from the date of termination and April 30, 1998.

     In December 1995, the Company entered into an employment agreement with Mr. Jurewicz to serve as Chief Financial Officer of the Company. The term of Mr. Jurewicz's employment ends on April 30, 1998. Effective April 20, 1996, Mr. Jurewicz was also named Executive Vice President of the Company. Pursuant to the terms of the employment agreement, Mr. Jurewicz is entitled to receive to an annual base salary of $160,000, with a ten percent increase in such amount for the period commencing on May 1, 1997 and ending on April 30, 1998. Effective April 3, 1996, the Board of Directors increased his compensation to $180,000 per year. Mr. Jurewicz may receive, at the sole discretion of the Company, a performance bonus of up to 33% of his base annual salary. Pursuant to his employment agreement, Mr. Jurewicz was also entitled to receive stock options to purchase 70,000 shares within 30 days of the execution of the employment agreement. However, these options were never delivered. On April 3, 1996, the Executive Committee of the Board of Directors of the Company granted Mr. Jurewicz and certain other employees of the Company options to purchase shares of the Company's Common Stock subject to waiver of any rights to any previously granted options. Mr. Jurewicz's option was with respect to 200,000 shares of Common Stock. Such options for 200,000 shares vest over a two year period. Pursuant to the employment agreement, if Mr. Jurewicz is terminated without cause by the Company, then Mr. Jurewicz will be entitled to receive his base salary for the period commencing on his date of termination and ending on the later of six months from the date of termination and April 30, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has a compensation committee which consists of Mr. Dimitriadis and Dr. Triche, with Dr. Triche serving as chairman. Mr. Dimitriadis and Dr. Triche are independent non- employee directors and were appointed by the Board of Directors to serve as members of the committee on February 18, 1996. Prior to the resignations of J. Douglas Cox and David R. Walker as directors of the Company on July 24, 1995 and as of December 31, 1995, respectively, each of Mr. Cox and Mr. Walker was on the compensation committee.

     On February 26, 1996, due to the resignation of Clifford E. Hotte as Chief Executive Officer and President of the Company, a committee including Messrs. Dimitriadis and Weinberg and Dr. Triche was formed to serve as the office of the Chief Executive Officer until a successor to Clifford E. Hotte could be appointed. Mr. Dimitriadis was appointed as Chair of this committee. This committee was dissolved as of May 1, 1996 upon the appointment by the Board of Directors of Mr. Nicol to the office of Chief Executive Officer. The compensation received by Mr. Dimitriadis and Dr. Triche for their roles as such is described above under "Item 11. Executive Compensation--Compensation of Directors".

Report of the Compensation Committee of the Board of Directors on Executive

Compensation

Introduction

     During the fiscal year ended April 30, 1996, the Compensation Committee consisted of two independent non-employee directors, Dr. Triche and Mr. Dimitriadis who were appointed on February 18, 1996. Prior to that time Douglas Cox and David Walker comprised the Compensation Committees until Mr. Cox's resignation from the Board of Directors on July 24, 1995 and Mr. Walker's resignation from the Board of Directors as of December 31, 1995, respectively. The Compensation Committee is responsible for establishing executive compensation for the Company's top level executives, administering the Company's current long-term incentive program and implementing any additional short and long-term compensation programs for executives which the Committee believes are appropriate in the future. All decisions by the Compensation Committee are subject to the approval of the Board of Directors or the Executive Committee thereof. The Compensation Committee met twice during the fiscal year ended April 30, 1996.

Philosophy

     Generally, the compensation philosophy of the Company is to develop and implement policies that will encourage and reward outstanding performance, seek to increase the profitability of the Company, and maximize the Company's return on equity so as to increase stockholder value. Maintaining competitive compensation levels in order to attract and retain executives who bring valuable experience and skills to the Company is also an important consideration. The Company's executive compensation programs are designed to attract and retain talented individuals and motivate them to achieve the Company's business objectives and performance targets, including increasing long-term stockholder value. Currently, the Company is focused on attracting and retaining employees to a company that has recently undergone significant change.

     This year the Company had substantial change in management and increased responsibilities of certain executives combined with reduced liquidity. Accordingly, the Company made substantial demands on its new senior management team. In order to properly attract and provide incentives to these executives, the Company weighted executive compensation heavily towards stock options grants determined on a discretionary basis. Short-term incentives consisted of modest salary increases.

Compensation of the Chief Executive Officer

     For the fiscal year ended April 30, 1996, Clifford E. Hotte, who served as Chief Executive Officer until February 1996, received an annual base salary of

$250,000 and no bonus for that year. Clifford E. Hotte's base salary was set well below the median salary levels for executives of comparable companies within the health care industry due to the Company's performance-oriented culture and the need to invest cash in the business to fund its rapid growth.

     Mr. Nicol, who was appointed Chief Executive Officer as of May 1, 1996, will receive an annual base salary of $300,000 in the fiscal year ending April 30, 1997 plus a bonus in an amount to be determined in the future and options to purchase 500,000 shares of Common Stock. The Compensation Committee believes that Mr. Nicol's salary is reasonable in light of the unusual demands which will be placed on him during the upcoming year, that his compensation level reflects the Compensation Committee's confidence in Mr. Nicol and the Company's desire to attract and retain his talents, as the President and Chief Executive Officer of the Company. (See "Item 11. Executive Compensation-- Employment Agreements and Termination of Employment and Change in Control Arrangements".)

Executive Compensation for Fiscal Year 1997

     In the fiscal year ending April 30, 1997, total compensation of top executives will be targeted to a level between the median and 75th percentile compensation levels paid by a peer group consisting of companies constituting the Health Care Services in the NASDAQ National Market, which is the industry index used in the Company's Stockholder Return Performance Graph. It is anticipated that total compensation will consist of base salary, annual incentives and grants of long-term equity awards in the form of stock options. Stock option grants will be based on a number of factors determined by the Committee, including the executive's position within the Company, past and expected future contributions to the Company's business, the targeted total compensation level for the executive and for extraordinary efforts. The Committee continue to consider annual bonuses based upon achievement of both individual and corporate goals.

Conclusion

     The Compensation Committee believes that the compensation paid to its executive officers is comparable to compensation paid by similar companies and appropriate under the current circumstances.

     This report by the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

                                            DR. TIMOTHY TRICHE, CHAIRMAN

STOCK PERFORMANCE CHART


     The following graph compares cumulative total returns to the holders of the Common Stock from May 24, 1990 (the date the Common Stock began trading on NASDAQ National Market) through the end of the fiscal year ended April 30, 1996 to a peer group consisting of Health Care service companies listed on the NASDAQ National Market, and to the NASDAQ Market Index. Total return values were calculated based on the assumption of $100 invested and on cumulative total return values assuming reinvestment of dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

            Comparison of May 1, 1991 to April 30, 1996 Cumulative
                                 Total Return
         Among Health Management, Inc., Health Care Service Companies
          Listed on the NASDAQ National Market, and the NASDAQ Index

                              [PERFORMANCE GRAPH]

                             1991   1992     1993      1994      1995    1996

Nasdaq National Market Index $100 $121.22   $139.38   $155.11   $180.32 $257.02
Nasdaq Market Index           100  130.37    135.85    172       175.13  272.96
Health Management, Inc.       100  616.88  1,076.25  1,745.62  1,903.13  564.38

     The above stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following information is submitted as of July 23, 1996 with respect to the Company's voting securities owned beneficially by each person known by the Company owning more than 5% of the Common Stock of the Company (this being the only class of voting securities now outstanding), by Named Executive Officers of the Company and by all directors, officers both individually and as a group:

                                                                                     Amount
                                                                                     Beneficially                Approx.
Name of Beneficial                                                                   Owned                       Percent
Owner                                          Address                                                          of Class
- --------------------------------------------------------------------------------------------------------------------------
Clifford E. Hotte                              51 Prospect Rd.                       1,006,432(1)                  10.4%
                                               Center Port, NY 11721

Putnam Investments, Inc.                       One Post Office Square                883,600(2)                     9.1%
                                               Boston, MA  02109


Lloyd N. Myers                                 11 Rosemont Lane                      298,760(3)                        *
                                               Pittsburgh, PA  15217

James R. Mieszala                              c/o 1371-A Abbott Court               66,666(4)                         *
                                               Buffalo Grove, IL  60089

Paul Jurewicz                                  c/o 1371-A Abbott Court               66,666(5)                         *
                                               Buffalo Grove, IL  60089

Virginia Belloise                              51 Prospect Road                      62,053(6)                         *
                                               Center Port, NY   11721

Robert C. Clifton                              c/o 1371-A Abbott Court               45,000(7)                         *
                                               Buffalo Grove, IL  60089

Andre C. Dimitriadis                           c/o 1371-A Abbott Court               27,000(8)                         *
                                               Buffalo Grove, IL  60089

Michael R. Norman                              8 Old Field Woods Road                400(9)                            *
                                               Seatauket, New York
                                               11733

W. James Nicol                                 c/o 1371-A Abbott Court               -0-(10)                           *
                                               Buffalo Grove, IL  60089

D. Mark Weinberg                               c/o 1371-A Abbott Court               -0-(11)
                                               Buffalo Grove, IL  60089

Dr. Timothy Triche                             c/o 1371-A Abbott Court               -0-(12)                           *
                                               Buffalo Grove, IL  60089

Drew Bergman                                   9 Cornell Place                       1,016(13)                           *
                                               Merrick, NY  11566

All Directors and Officers as a
Group (9 Persons) (1) (4) (5) (6) (7)
(8) (10) (11) (12)                                                                   1,273,817                     13.1%

         *Less than one percent (1.0%)

(1)  Does not include shares beneficially owned by Virginia Belloise, Clifford
     E. Hotte's wife. Also, does not include unvested options authorized for issuance to all non-employee directors, which are subject to shareholder approval. (See "Item
     11. Executive Compensation--Compensation of Directors".)


(2)  Based solely upon the information contained in Amendment No. 3 to the
     Schedule 13G filed with the Securities and Exchange Commission by Marsh & McLennan Companies, Inc. ("M&MC"), Putnam Investments, Inc. ("PI"), Putnam Investment Management, Inc. ("PIM") and The Putnam Advisory Company, Inc. ("PAC"), dated August 7, 1995. PI is a wholly-owned subsidiary of M&MC and wholly owns PIM and PAC. Consists of 441,800 shares held by PI, 382,377 shares held by PIM and 59,426 shares held by PAC.

(3) Does not include 3,395 shares held by Benjamin Dines TTEE Lloyd E. Myers Descendants Trust U/A dated September 13, 1994, in trust for Lauren Myers and Zachary Myers.

(4)  Includes 66,666 shares subject to presently exercisable options.

(5)  Includes 66,666 shares subject to presently exercisable options.

(6) Includes 42,020 shares held in trusts for benefit of the minor children of Clifford E. Hotte, and for benefit of nieces and nephews of Clifford E. Hotte and Ms. Belloise, of which Ms. Belloise is trustee, with voting and dispositive power. Also includes 7,000 shares subject to presently exercisable options. Does not include shares beneficially owned by Ms. Belloise's husband, Clifford E. Hotte. Also does not include unvested options authorized for issuance to all non-employee directors, which are subject to shareholder approval. (See "Item 11. Executive Compensation--Compensation of Directors".)

(7)  Includes 45,000 shares subject to presently exercisable options.

(8) Includes 6,000 shares subject to presently exercisable options. Does not include 10,000 shares subject to options authorized for, but not yet received by, Mr. Dimitriadis for his expanded role as a director since February 18, 1996 and for his participation in the interim Office of the Chief Executive Officer; the options, when issued, will be exercisable with respect to one-half the shares, or 5,000 shares. Also does not include unvested options authorized for issuance to all non-employee directors, which are subject to shareholder approval. (See "Item 11. Executive Compensation-- Compensation of Directors".)

(9) Based solely upon the information contained in Mr. Norman's most recent Form 4 filed with the SEC. Mr. Norman's vested options to purchase 12,000 shares of the Company terminated within 30 days at the termination of his employment on May 9, 1996 and are, therefore, not included herein.

(10) Does not include certain shares subject to options which are contingent on approval by the Company's stockholders at the next annual meeting of the stockholders. (See "Item 11. Executive Compensation--Employment Agreements and Termination of Employment and Change in Control Arrangements".)

(11) Does not include 7,500 shares subject to options authorized for, but not yet received by, Mr. Weinberg for his expanded role as a director since February 18, 1996 and for his participation in the interim Office of the Chief Executive Officer; the options, when issued, will be exercisable with respect to one-half the shares, or 3,750 shares. Also does not include unvested options authorized for issuance to all non-employee directors, which are subject to shareholder approval. (See "Item 11. Executive Compensation--Compensation of Directors".)

(12) Does not include 7,500 shares subject to options authorized for, but not yet received by, Mr. Triche for his expanded role as a director since February 18, 1996 and for his participation in the interim Office of the Chief Executive Officer; the options, when issued, will be exercisable with respect to one-half the shares, or 3,750 shares. Also does not include unvested options authorized for issuance to all non-employee directors, which are subject to shareholder approval. (See "Item 11. Executive Compensation--Compensation of Directors".)

(13) All of Mr. Bergman's stock options have terminated.

Item 13. Certain Relationships and Related Transactions

     On March 27, 1995, a subsidiary of the Company, HMI Pennsylvania, Inc. ("HMI Pennsylvania") entered into a lease with Messrs. Irwin Hirsh and Lloyd N. Myers for a facility in Pittsburgh, Pennsylvania. On the same date, another subsidiary of the Company, HMI Retail Corp., Inc., entered into a lease agreement with Mr. Hirsh for an additional facility in Pittsburgh, Pennsylvania. Until July 9, 1996, Mr. Hirsh was Vice President - Contracts Administration of HMI Pennsylvania, Inc. and Mr. Myers was the Company's Vice President - Sales and Marketing and Vice President - Program Development of HMI Pennsylvania, Inc. The Company pays an aggregate of $8,867 per month for both leases. Each lease has a term of three years and may be extended, at the option of HMI Pennsylvania, Inc., for an additional two year term. The Company believes that the terms of the leases are on an arms' length basis and are as favorable to the Company as terms that could be obtained from unrelated third parties.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents Filed As A Part of This Report

     (1) Financial Statements. The financial statements of Health Management, Inc. and Subsidiaries for the year ended April 30, 1996, together with the Report of Independent Certified Public Accountants, are set forth beginning on page F-1 hereof.

     (2) Financial Statement Schedules. Financial statement schedules required by Items 8 and 14(d) of this Report are set forth following page S-1 of the financial statements.

(b)  Reports on Form 8-K

     The Company filed four Current Reports on Form 8-K dated February 27, 1996, March 21, 1996, April 14, 1996 and April 15, 1996, respectively, with the Securities and Exchange Commission, during the fourth quarter of the fiscal year ended April 30, 1996. Each of the foregoing Forms 8-K related to matters described under Item 5 thereof.

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

     3.5 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q or the quarter ended January 31,
                  1996).

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

     10.3* 1989 Stock Option Plan (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.5 Amendment, dated March 16, 1992 to Lease dated April 20, 1990 on Company's Headquarters between the Company and Four L Realty Co. (incorporated by reference to Form 10-K for year ended April 30, 1992).

     10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol.

     10.8*        Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala.

     10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz.

     10.10 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

     10.11 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

     10.12 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.13 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.14 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.15 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                  1995).

     10.16 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                  1995).

     10.17 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI

                  Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender.

     10.19 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.20 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.21        Lease by and between Irwin Hirsh and HMI Retail Corp., Inc.
                  dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.22 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     11           Statement re Computation of Per Share Earnings.

     21 Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year ended April 30, 1996).

     23           Consent of BDO Seidman, LLP

     27           Financial Data Schedule

*    Management contract or compensatory plan or arrangement.

                                                    Health Management, Inc.
                                                           and Subsidiaries

================================================================================

                                               Consolidated Financial Statements
                                    Form 10-K - Item 8 and Item 14(a)(1) and (2)
                                                       Year ended April 30, 1996

                                   Health Management, Inc. and Subsidiaries

                                                                      Index

================================================================================

Report of Independent Certified Public Accountants                    F-3

Consolidated balance sheets:
   April 30, 1996 and 1995                                            F-4

Consolidated financial statements for the three years
   ended April 30, 1996:
   Statements of operations                                           F-5
   Statements of stockholders' equity                                 F-6
   Statements of cash flows                                     F-7 - F-8

Notes to consolidated financial statements                     F-9 - F-31

Report of Independent Certified Public Accountants

Health Management, Inc. and Subsidiaries
Buffalo Grove, Illinois

We have audited the consolidated balance sheets of Health Management, Inc. and Subsidiaries as of April 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management, Inc. and Subsidiaries at April 30, 1996 and 1995 and the results of their operations and cash flows for each of the three years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the accompanying consolidated financial statements, the Company is not in compliance with the provisions of certain loan agreements and is the defendant in significant litigation. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Mitchel Field, New York
July 22, 1996, except for Note 4(a)
 which is as of July 26, 1996

                                   Health Management, Inc. and Subsidiaries

                                                Consolidated Balance Sheets

======================================================================================

April 30,                                                         1996            1995
- --------------------------------------------------------------------------------------
Assets (Note 4(a))
Current:
   Cash and cash equivalents                              $  3,280,195    $  4,562,712
   Accounts receivable, less allowance for doubtful
      accounts of approximately $10,070,000 and
      $7,998,000                                            36,457,199      31,339,809
   Inventories                                               6,800,820       7,787,661
   Tax refund receivable (Note 6)                            8,037,030       1,827,000
   Deferred taxes (Note 6)                                   1,807,000       3,133,300
   Prepaid expenses and other                                  655,358       1,163,541
- --------------------------------------------------------------------------------------
      Total current assets                                  57,037,602      49,814,023
Improvements and equipment, less accumulated
   depreciation and amortization (Notes 3 and 4)             3,825,974       2,136,062
Goodwill (Note 2)                                           34,008,496      35,464,260
Other                                                        1,043,607       1,275,775
- --------------------------------------------------------------------------------------
                                                          $ 95,915,679    $ 88,690,120
======================================================================================
Liabilities and Stockholders' Equity
Current:
   Accounts payable                                       $ 20,714,836    $ 12,329,991
   Accrued unusual charges (Note 5)                          3,559,000            --
   Accrued expenses                                          1,526,119       1,862,407
   Current maturities of long-term debt (Note 4)            28,746,028      23,135,267
- --------------------------------------------------------------------------------------
      Total current liabilities                             54,545,983      37,327,665
Long-term debt, less current maturities (Note 4)             4,006,077       3,191,123
- --------------------------------------------------------------------------------------
      Total liabilities                                     58,552,060      40,518,788
- --------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)
Stockholders' equity (Note 8):
   Preferred stock - $.01 par value - shares authorized
      1,000,000; issued and outstanding, none                     --
   Common stock - $.03 par value - shares authorized
      20,000,000; issued and outstanding 9,328,240
      and 9,316,017                                            279,848         279,481
   Additional paid-in capital                               38,138,771      38,019,510
   Retained earnings (deficit)                              (1,055,000)      9,872,341
- --------------------------------------------------------------------------------------
      Total stockholders' equity                            37,363,619      48,171,332
- --------------------------------------------------------------------------------------
                                                          $ 95,915,679    $ 88,690,120
======================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Health Management, Inc. and Subsidiaries

                                      Consolidated Statements of Operations

=============================================================================================

Year ended April 30,                                   1996             1995             1994
- ---------------------------------------------------------------------------------------------
Revenues                                      $ 158,859,638    $  88,456,028    $  44,249,516

Cost of sales (including unusual charges of
   $2,840,000 in 1996) (Note 5)                 120,223,528       63,708,021       28,643,460
- ---------------------------------------------------------------------------------------------
      Gross profit                               38,636,110       24,748,007       15,606,056
- ---------------------------------------------------------------------------------------------
Operating expenses:

   Selling                                        4,649,697        2,898,208        1,847,197

   General and administrative                    30,639,096       18,626,981        7,209,342

   Unusual charges (Note 5)                      14,000,000             --               --
- ---------------------------------------------------------------------------------------------
      Total operating expenses                   49,288,793       21,525,189        9,056,539
- ---------------------------------------------------------------------------------------------
Income (loss) from operations                   (10,652,683)       3,222,818        6,549,517

Interest expense                                 (2,717,155)        (269,316)         (88,215)

Interest income                                      37,651          333,077          290,341
- ---------------------------------------------------------------------------------------------
      Income (loss) before income taxes         (13,332,187)       3,286,579        6,751,643

Income taxes (Note 6)                            (2,404,846)       1,340,391        2,750,685
- ---------------------------------------------------------------------------------------------
      Net income (loss)                       $ (10,927,341)   $   1,946,188    $   4,000,958
=============================================================================================
Earnings (loss) per share of common stock
 - primary                                    $       (1.16)   $         .21    $         .54
=============================================================================================
 - fully diluted                              $       (1.16)   $         .21    $         .53
=============================================================================================
Weighted average shares outstanding
 - primary                                        9,414,500        9,408,300        7,383,040
=============================================================================================
 - fully diluted                                  9,414,500        9,420,816        7,593,465
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Health Management, Inc. and Subsidiaries

                            Consolidated Statements of Stockholders' Equity
                                  Three Years Ended April 30, 1996 (Note 8)

================================================================================

                                                      Common Stock                                                Unearned
                                                     $.03 Par Value                               Retained       Restricted
                                                -------------------------       Additional        Earnings         Stock
                                                 Shares         Amount        Paid-in Capital    (Deficit)      Compensation
- ------------------------------------------------------------------------------------------------------------------------------
Balance, May 1, 1993                            6,076,063    $    182,281      $  5,647,475     $  3,925,195     $       --
   Common stock issued upon exercise of
      stock options                                 2,833              85            12,663             --               --
   Common stock issued upon exercise of
      stock warrants                               40,330           1,210           216,572             --               --
   Common stock issued upon conversion
      of subordinated debentures                  357,145          10,715           364,288             --               --
   Common stock issued upon public
      offering                                  2,000,000          60,000        21,922,258             --               --
   Common stock issued upon acquisition
      of Murray Group                             617,060          18,512         7,676,230             --               --
   Restricted stock issued to consultants          11,000             330           113,795             --           (114,125)
   Compensation under restricted stock               --              --                --               --             57,060
   Net income for the year ended April 30,
     1994                                            --              --                --          4,000,958             --
- ------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1994                         9,104,431         273,133        35,953,281        7,926,153          (57,065)
   Common stock issued upon acquisition
      of:
      Pharmaceutical Marketing Alliance            20,000             600           242,775             --               --
      Maryland Pharmacies                         108,757           3,263         1,356,112             --               --
   Common stock issued upon exercise of
      stock warrants                               78,996           2,370           424,208             --               --
   Common stock issued upon exercise of
      stock options                                 2,833              85            24,414             --               --
   Common stock issued to directors                 1,000              30            18,720             --               --
   Compensation under restricted stock               --              --                --               --             57,065
   Net income for the year ended April 30,
     1995                                            --              --                --          1,946,188
- ------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1995                         9,316,017         279,481        38,019,510        9,872,341             --
   Common stock issued upon exercise of
      stock options                                12,223             367           119,261
   Net loss for the year ended April 30,
     1996                                                                                        (10,927,341)
- ------------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996                         9,328,240    $    279,848      $ 38,138,771     $ (1,055,000)    $       --
==============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Health Management, Inc. and Subsidiaries

                                      Consolidated Statements of Cash Flows
                                                                   (Note 9)

======================================================================================================

Year ended April 30,                                             1996            1995            1994
- ------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                     $(10,927,341)   $  1,946,188    $  4,000,958
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                         2,127,400         846,869         453,149
      Provision for doubtful accounts
        receivable                                         14,714,606       7,978,189       1,781,000
      Deferred taxes                                        1,326,300      (2,516,300)       (701,315)
      Write-off of improvements and
        equipment                                             263,563
      Write-off of goodwill                                   552,432
      Write-off of organizational costs                       134,161
      Loss from disposition of rental
        equipment                                                --           287,287            --
      Compensation under restricted stock                        --            57,065          57,060
      Common stock issued to director                            --            18,750            --
   Increase (decrease) in cash flows from changes in
      operating assets and liabilities, net of effects
      of purchase of CPMB and other acquisitions in
      1995 and Murray Group in 1994:
        Accounts receivable                               (19,831,996)    (16,706,549)     (9,624,966)
        Tax refund receivable                              (6,210,030)     (1,827,000)           --
        Inventories                                           986,841      (1,826,911)        205,220
        Prepaid expenses and other                            508,183        (976,058)       (205,307)
        Other assets                                           98,008        (239,758)       (249,281)
        Accounts payable                                    8,384,845       4,870,054          99,675
        Accrued unusual charges                             3,559,000            --              --
        Accrued expenses                                     (336,288)        396,332         203,075
        Income taxes payable                               (1,759,590)     (1,759,590)        280,467
- ------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                (4,650,316)     (9,451,432)     (3,700,265)
- ------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Cash used in acquisition of CPMB                          (324,366)    (20,630,212)           --
   Cash used in acquisition of Murray Group                      --              --        (7,500,000)
   Other acquisitions                                            --        (2,167,500)       (250,000)
   Collection of receivable from the seller of
      Murray Group                                               --         1,444,426            --
   Capital expenditures                                    (1,491,722)       (948,368)       (565,815)
   Proceeds from sale of rental equipment                        --           214,598            --
- ------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                (1,816,088)    (22,087,056)     (8,315,815)
- ------------------------------------------------------------------------------------------------------

                                                                             F-7

                                   Health Management, Inc. and Subsidiaries

                                      Consolidated Statements of Cash Flows
                                                                   (Note 9)

=========================================================================================

Year ended April 30,                                1996            1995            1994
- -----------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from long-term debt               16,450,000      23,000,000            --
   Principal payments on long-term debt      (11,000,000)           --              --
   Net payment on capital leases                (385,741)       (123,357)        (44,202)
   Decrease in bank loan - net                      --              --          (200,000)
   Proceeds from issuance of common stock           --              --        21,982,258
   Cash paid for deferred borrowing fees            --          (722,000)           --
   Proceeds from exercise of warrants               --           426,578         217,782
   Proceeds from exercise of options             119,628          24,499          12,748
- -----------------------------------------------------------------------------------------
      Net cash provided by financing
        activities                             5,183,887      22,605,720      21,968,586
- -----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                (1,282,517)     (8,932,768)      9,952,506
Cash and cash equivalents, beginning of
   year                                        4,562,712      13,495,480       3,542,974
- -----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year      $  3,280,195    $  4,562,712    $ 13,495,480
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

1.   Basis of Presentation
     and Summary of
     Accounting Policies

     Organization and           The consolidated financial statements include
     Principles of              Health Management, Inc. (formerly Homecare
     Consolidation              Management, Inc.) (the "Company"), (a Delaware
                                corporation), its wholly-owned subsidiaries Home
                                Care Management, Inc. (HMI-NY), HMI
                                Pennsylvania, Inc., HMI Retail Corp. Inc.,
                                Health Reimbursement Corp., HMI PMA Inc., HMI
                                Maryland Inc., and HMI Illinois, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Presentation      The Company's consolidated financial statements
                                have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As more fully discussed in Note 4, the Company is in violation of its loan agreements resulting in the related debt being classified as current liabilities. The Company and its lenders have agreed to a forbearance period during which management intends to attempt to arrange for a refinancing of the current debt. Also, as described in Note 7, the Company is a defendant in significant litigation and is the subject of an investigation by the Enforcement Division of the Securities and Exchange Commission. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Use of Estimates           In preparing financial statements in conformity
     and Concentration          with generally accepted accounting principles,
                                management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                Approximately 46% of the Company's revenues are currently attributable to sale of two products which are manufactured solely by one pharmaceutical manufacturer. If the Company were unable to purchase these two products, its results of operations would be materially and adversely affected.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

     Credit Risk                Financial instruments which potentially subject
                                the Company to concentrations of credit risk consist principally of temporary cash investments, tax-exempt obligations and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. At times, such cash investments exceed the Federal Deposit Insurance Corp.
                                insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of patients whom the Company services. No single customer accounted for a significant amount of the Company's sales in the years ended April 30, 1996, 1995 and 1994. Approximately 44%, 40% and 35% of the
                                Company's revenues are reimbursed under
                                arrangements with Federal and State medical assistance programs for the years ended April
                                30, 1996, 1995, and 1994. At April 30, 1996 and
                                1995, approximately 43%, and 36% of the
                                Company's accounts receivable are from Federal and State medical assistance programs. The
                                Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Inventories                Inventories are valued at the lower of cost or
                                market. Cost is determined by the first-in, first-out method (FIFO). Inventories are principally comprised of prescription and over-the-counter drugs.


     Revenue Recognition        Revenues are recognized on the date services and
                                related products are provided to patients and are recorded at amounts estimated to be received from patients or under reimbursement arrangements with third party payors.

     Cash and Cash              The Company considers all highly liquid
     Equivalents                investments with a maturity of three months or
                                less when purchased to be cash equivalents.

     Improvements and           Improvements and equipment are stated at cost.
     Equipment                  Depreciation of equipment and amortization of
                                leasehold improvements are computed over the estimated useful lives of the assets and the lease term, respectively, ranging from 3 to 7 years for equipment and 13 years for improvements. Accelerated methods are used for both book and tax purposes.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

     Goodwill and Other         Goodwill represents the excess of the purchase
     Long-Lived Assets          price over the fair value of net assets acquired
                                through business combination, accounted for as purchases (see Note 2) and is amortized on a straight-line basis over the estimated period to be benefitted - thirty years. During the fiscal year ended April 30, 1996, the Company elected the early adoption of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Prior to the adoption of SFAS No. 121, the carrying value of goodwill was reviewed periodically based on the projected gross profits of the businesses acquired over the remaining amortization period.

                                In accordance with SFAS No. 121 the carrying value of long-lived assets will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets acquired in business combinations accounted for using the purchase method includes the goodwill that arose in those transactions allocated on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. Based on the Company's analysis under SFAS No. 121, the Company believes that, other than the write-off of goodwill related to the Pharmaceutical Marketing Alliance acquisition (see Note 2) totalling $553,000, no impairment of the carrying value of its long-lived assets inclusive of allocated goodwill existed at April 30, 1996. The Company's analysis at April 30, 1996 has been based on an estimate of future undiscounted net cash flows. Should the results forecasted not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets inclusive of allocated goodwill, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value if lower than carrying value.

     Income Taxes Deferred taxes are recorded to reflect the temporary differences in the tax bases of assets and liabilities and their reported amounts in the financial statements. The differences relate principally to the allowance for doubtful accounts and unusual charges.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

     Earnings Per Share         Earnings per share are computed on the basis of
                                the weighted average number of common shares and common stock equivalents outstanding during the year. Fully diluted earnings per share results mainly from considering the shares issuable upon the conversion of the convertible subordinated debentures and adjusting the net income by adding back the after-tax effect of the interest expense thereon.

     Fair Value of              The carrying amounts of certain financial
     Financial                  instruments, including cash, accounts receivable
     Instruments                and accounts payable, approximate fair value as
                                of April 30, 1996 because of the relatively

                                short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of April 30, 1996 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

     Stock-Based                The Financial Accounting Standards Board Issued
     Compensation               Statement of Financial Accounting Standard
                                Number 123 "Accounting for Stock-Based
                                Compensation" ("SFAS Number 123") in October
                                1995. Statement Number 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by Statement Number 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number 25
                                "Accounting for Stock Issued to Employees" in
                                1996 and future years, and will provide
                                disclosure of the pro forma impact on net income and earnings per share as if the fair value-based method had been applied.

2.   Acquisitions               (a) On March 31, 1995, HMI Illinois, a
                                    wholly-owned subsidiary of the Company,
                                    acquired certain assets subject to certain liabilities of Caremark Inc.'s Clozaril Patient Management Business ("CPMB"). The aggregate purchase price was approximately $23,260,000 consisting of $20,060,000 in cash provided by bank financing, a $200,000 escrow deposit, and a $3,000,000 five year subordinated note with an annual interest rate of 8% payable semi-annually.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair values of each asset and liability. The purchased assets consist primarily of inventory and equipment. The excess of purchase price over fair value of the assets acquired was approximately $22,860,000.

                                The unaudited pro-forma condensed combined statement of income for the year ended April 30, 1995 giving effect to the acquisition of CPMB by the Company as if it had occurred as of the beginning of the year is as follows:

                                Year ended April 30,                       1995
                                ------------------------------------------------
                                                                 (In thousands)

                                Revenues                               $133,178
                                ------------------------------------------------
                                Income                                 $  6,237
                                ------------------------------------------------
                                Net income                             $  3,505
                                ------------------------------------------------
                                Earnings Per Share

                                Primary                                $    .37

                                Fully Diluted                          $    .37
                                ================================================

                                Pro-forma adjustments included in the pro-forma condensed combined statement of income consisted of amortization of goodwill of $666,000, interest expenses of $2,340,000, allowance for doubtful accounts of $634,000 and increase in cost of sales of $500,000.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

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

                                    The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair value of each asset. The excess of purchase price over fair value of the assets was approximately $2,454,000.

                                (c) On June 16, 1994, the Company acquired
                                    certain assets of Pharmaceutical Marketing
                                    Alliance, Inc. (PMA) for a total purchase price of $598,375 which is comprised of cash of $355,000 and 20,000 shares of common stock. Immediately following this acquisition, the Company contributed all of the acquired assets, subject to assumed liabilities to HMI-PMA, Inc., a newly-formed wholly-owned subsidiary. The Company also entered into a three-year employment agreement with three employees of PMA at an aggregate of $225,000 per annum.

                                    The operations of HMI-PMA were closed during fiscal year 1996. Costs associated with this closure, including write-off of goodwill of $553,000 and termination of employment agreements were recorded in the year ended April 30, 1996. The write-off and the related charges were part of the $3,600,000 charge discussed in Note 5.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                (d) On April 1, 1994, the Company acquired
                                    substantially all of the net assets of
                                    Murray Pharmacy, Inc. and Murray Pharmacy
                                    Too, Inc. (collectively "Murray Group"), for total consideration of up to $16,195,000, comprised of cash of $7,500,000, 617,060 shares of non-registered common stock of the Company, discounted at 25% and valued at $7,695,000, and a $1,000,000 earn-out based on performance of the companies for the year ended April 30, 1995. The $1,000,000 earn-out was not recorded because the
                                    specified performance level was not
                                    achieved.

                                    In connection with the acquisition, the
                                    Company entered into employment agreements with the two shareholders of the Murray Group. The Company also entered into leases for buildings owned by the two Murray Group's shareholders (see Note 6(a)).

                                    The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair value of each asset. The purchased assets consist primarily of accounts receivable and inventory. The excess of purchase price over the fair value of the assets acquired was approximately $10,100,000.

                                As a result of the above acquisitions, total excess of purchase price in excess of net assets acquired are as follows:

                                April 30,                    1996           1995
                                ------------------------------------------------
                                Goodwill resulting
                                 from acquisition of:
                                CPMB                  $22,860,251    $22,535,855
                                Maryland pharmacies     2,453,959      2,453,959
                                PMA                          --          581,507
                                Murray group           10,099,860     10,099,860
                                Other                     250,000        250,000
                                ------------------------------------------------
                                                       35,664,070     35,921,181
                                Less: accumulated
                                  amortization          1,655,574        456,921
                                ------------------------------------------------
                                                      $34,008,496    $35,464,260
                                ================================================

                                   Health Management, Inc. and Subsidiaries


                                 Notes to Consolidated Financial Statements

================================================================================

3.   Improvements and        Improvements and equipment consist of the
     Equipment               following:

                             April 30,                          1996        1995
                             ---------------------------------------------------
                             Furniture and equipment      $2,380,978  $1,575,503
                             Transportation equipment        104,090      88,906
                             Computer equipment            2,689,619     777,133
                             Leasehold improvements          365,743     491,108
                             ---------------------------------------------------
                                                           5,540,430   2,932,650
                             Less accumulated depreciation
                                  and amortization         1,714,456     796,588
                             ---------------------------------------------------
                                                          $3,825,974  $2,136,062
                             ===================================================

4.   Long-Term Debt          Long-term debt consists of the following:

                             April 30,                            1996         1995
                             ------------------------------------------------------
                             Term loan (a)                 $18,000,000  $21,000,000
                             Revolving credit (a)           10,350,000    2,000,000
                             Subordinated note payable (b)   3,000,000    3,000,000
                             Capitalized leases and notes
                               payable requiring monthly
                               payments of $42,252
                               including assumed interest
                               ranging from 3.2% to 21%,
                               collateralized by equipment
                               with a book value of
                               $1,354,708.                   1,402,105      326,390
                             ------------------------------------------------------
                                                            32,752,105   26,326,390
                             Less current maturities        28,746,028  $23,135,267
                             ------------------------------------------------------
                                                           $ 4,006,077  $ 3,191,123
                             ======================================================


                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                (a) On April 4, 1995, the Company borrowed
                                    $21,000,000 on a term loan to fund the cash portion of the acquisition of CPMB (Note 2(a)). The term loan bears interest at a rate of .5% above the Alternative Base Rate (as defined by the Credit Agreement and was 8.75% at April 30, 1996) and is convertible into Eurodollar loans. The principal was payable over five years in quarterly installment payments of $750,000 through March 31, 1996; $1,000,000 through March 31,
                                    1997, $1,250,000 through March 31, 1999 and
                                    $1,000,000 through March 21, 2000.

                                    The Credit Agreement provided for a
                                    revolving credit facility of up to
                                    $15,000,000, including up to a $1,000,000
                                    letter of credit facility. This agreement had an original expiration date of March 1997. Borrowings under this facility bear interest at the Alternative Base Rate (as defined in the Credit Agreement) and is convertible into Eurodollar loans. At April 30, 1996, the Company had borrowings under this line of credit of $10,350,000 bearing interest at 8.25% on $6,350,000 and 7.5% on
                                    $4,000,000.

                                    The term loan and the revolving credit
                                    facility are collateralized by an assignment of a security interest in all assets of the Company and its subsidiaries.

                                    The agreements contains restrictions
                                    relating to the payment of dividends, liens, indebtedness, investments and capital expenditures. In addition, the Company must maintain certain financial ratios and a minimum net worth. As a result of the matters discussed in Note 7(d) and the unusual charges described in Note 5, the Company was in violation of certain provisions of the Credit Agreement. Accordingly, all borrowings under the term loan and the revolving credit facility are classified as current.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                    On July 26, 1996, the Company and the
                                    lenders under the agreements entered into a forbearance agreement covering the period from July 26, to November 15, 1996. Under this agreement, the lenders agreed subject to certain conditions, to forbear from exercising any of their legal, contractual or equitable rights of remedies in respect of any of the existing events of default during the above forbearance period and the Company agreed to certain revised financial covenants and reporting requirements. The forbearance agreement also reduced the availability under the revolving credit facility to a maximum of $1,800,000 over the borrowings currently outstanding.

                                    Concurrently, the Company engaged National
                                    Westminster Bank PLC ("Nat West") to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company requires additional financing to remedy the default condition of its term loan and borrowings under revolving credit facility. In order to satisfy such obligations the Company may consider engaging in a public or private offering of securities of the Company. There is no assurance that such financing can be obtained.

                                (b) In connection with the CPMB acquisition (see
                                    Note 2(a)), the Company is obligated on a $3,000,000 unsecured subordinated note, bearing interest at an annual rate of 8% and maturing March 31, 2000.

                                    As a result of the restatement of the
                                    Company's April 30, 1995 financial
                                    statements and the provision of unusual
                                    charges (see Note 5), the Company did not meet certain of the financial ratios as required by the note. As a result, the note became convertible into the Company's common stock upon notice received from the holder of the note. The conversion price is based upon the average closing price of the
                                    Company's common stock for the ten trading days immediately proceeding the conversion date and the ten trading days immediately subsequent to the conversion date. The Company has not received notice from the noteholder for conversion.

                                The maximum amount of short-term borrowings outstanding during the years ended April 30, 1996, 1995 and 1994 was $10,350,000 $2,300,000
                                and $2,000,000, respectively. The average amounts outstanding for the years ended April 30, 1996, 1995 and 1994 were $7,696,000,
                                $592,000 and $796,000, respectively. The average borrowing rates were 8.37%, 8.875% and 7% for the years ended April 30, 1996, 1995 and 1994, respectively.

                                Long term debt matures as follows:

                                Year ended April 30,
                                ------------------------------------------------
                                1997                                 $28,746,028

                                1998                                     377,771

                                1999                                     315,873

                                2000                                   3,245,162

                                2001                                      67,271
                                ------------------------------------------------
                                                                     $32,752,105
                                ================================================

5.   Unusual Charges            The following unusual charges were incurred
                                during the year ended April 30, 1996:

                                Included in costs of sales:

                                Write-off of medical device
                                  inventory                           $2,840,000
                                ================================================

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                Included in operating expenses:

                                 o  Additional provision reflecting
                                    a change in the estimation of
                                    the allowance for doubtful
                                    accounts                           8,400,000

                                 o  Cost associated with
                                    organizational consolidation and
                                    other cost reduction programs *    3,600,000

                                 o  Professional fees related to the
                                    Company's litigation and
                                    restatement of fiscal 1995
                                    financial statements (see Note
                                    7(d))                              2,000,000
                                ------------------------------------------------
                                                                     $14,000,000
                                ================================================

                                *   The organizational consolidation costs
                                    include termination benefits accrued
                                    totalling $1,271,000 related to the
                                    Company's January 1996 plan of termination of approximately 30 employees as part of the consolidation of the Company's accounting and executive offices in Buffalo Grove, Illinois. Through April 30, 1996, $545,000 of such benefits had been paid leaving a balance of $726,000.

                                    The remaining organizational consolidation costs and other cost reduction programs, totalling $2,329,000, related to lease termination costs, write off of related fixed assets, and the write off of goodwill and related long-lived assets relating to the PMA acquisition (see Note 2). Through April 30, 1996, write-off of fixed assets, goodwill and related long lived assets amounted to $950,000, leaving a balance of $1,379,000.

                                    The above remaining liabilities of $726,000 and $1,379,000 and the unpaid professional fees of $1,454,000 as of April 30, 1996 were included in accrued unusual charges.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

6.   Income Taxes               The income tax expenses (benefits) are comprised of the following:

                                Year ended April 30,          1996           1995           1994
                                -----------------------------------------------------------------
                                Current:
                                   Federal             $(4,398,902)   $ 2,793,223    $ 2,640,000
                                   State and local         667,756      1,063,468        812,000
                                -----------------------------------------------------------------
                                                        (3,731,146)     3,856,691      3,452,000
                                -----------------------------------------------------------------
                                Deferred
                                   Federal                 989,000     (1,851,000)      (580,000)
                                   State and local         337,300       (665,300)      (121,315)
                                -----------------------------------------------------------------
                                                         1,326,300     (2,516,300)      (701,315)
                                -----------------------------------------------------------------
                                Total income taxes     $(2,404,846)   $ 1,340,391    $ 2,750,685
                                =================================================================

                                The following reconciles the federal statutory tax rate with the actual effective rate:

                                Year ended April 30,                 1996        1995       1994
                                -----------------------------------------------------------------
                                Statutory rate                       (34%)        34%        34%
                                Increase (decrease) in tax rate
                                   resulting from:
                                   State and local taxes, net of
                                     federal benefit                   5%          7          7
                                   Change in deferred tax assets
                                     valuation allowance              11%         --         --
                                -----------------------------------------------------------------
                                Effective rate                       (18%)        41%        41%
                                =================================================================

                                Deferred tax assets (liabilities) consist of the following:


                                April 30,                                    1996        1995
                                -----------------------------------------------------------------
                                Deferred tax assets resulting from:
                                   Allowance for doubtful accounts        $4,532,000  $3,163,000
                                   Unusual charges                           535,000        --
                                Deferred tax liability - difference in
                                   carrying value of goodwill for book and
                                   tax                                      (734,000)    (29,700)
                                -----------------------------------------------------------------
                                                                           4,333,000   3,133,300
                                Valuation allowance                       (2,526,000)       --
                                -----------------------------------------------------------------
                                                                          $1,807,000  $3,133,300
                                =================================================================

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                A valuation allowance for the deferred tax assets was provided because of uncertainty as to future realization of the deferred tax assets (exclusive of the remaining carryback benefit) as a result of the substantial doubt about the Company's ability to continue as a going concern.

                                As of April 30, 1996, the Company recorded a
                                $8,037,030 tax refund receivable, which
                                consisted of $1,344,000 of tax refund receivable from amended 1995 tax returns as a result of the restatement of fiscal 1995 financial statements, $2,530,030 of excessive estimate taxes paid in 1996 and $4,163,000 estimated refund claim due to 1996 net operating loss carryback.

7.   Commitments and            (a) Leases
     Contingencies

                                    The Company leases its offices, warehouse and retail pharmacies under operating leases expiring at various times through August 2002. The Company also leases data processing equipment under agreements which expire at various times through 2000. These leases have been classified as capital leases (Note 3).

                                    As of April 30, 1996, future net minimum lease payments under capital leases and noncancellable operating lease agreements are as follows:

                                                        Capital       Operating
                                    --------------------------------------------
                                        1997           $416,241      $1,296,629
                                        1998            389,908       1,088,500
                                        1999            312,249         765,575
                                        2000            227,870         680,728
                                        2001             68,405         177,447
                                        Thereafter         --            97,654
                                    --------------------------------------------
                                    Total minimum
                                     lease payments   1,414,673       4,106,533
                                    Less amounts
                                     representing
                                     interest           179,803             --
                                    --------------------------------------------
                                    Net minimum
                                    lease payments   $1,234,870      $4,106,533
                                    ============================================

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                Rent expense for the years ending April 30, 1996, 1995, and 1994 amounted to $1,544,788,
                                $364,448 and $252,534, respectively which included rent expense for the buildings owned by the two Murray Group shareholders amounted to $106,400, $106,410 for the years ended April 30, 1996 and 1995.

                                (b) Retirement plan

                                    Effective August 1, 1990, the Company
                                    established a 401(K) plan for eligible
                                    salaried employees. The contribution for any participant may not exceed statutory limits. After one year of employment, the Company will match 40% of each employee participant's contributions up to the first 5% of compensation. The total matching contributions charged against operations amounted to $178,844, $71,281 and $22,935 for the years ended April 30, 1996, 1995 and 1994.

                                (c) Employment Agreements

                                    The Company has in effect employment
                                    agreements with certain key officers and employees, which expire at various dates through May, 1999. Total salaries under these agreements amount to approximately $900,000 annually.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                (d) Litigation

                                    (1) The Company and certain of its past and
                                        current directors and officers have been named as defendants in eleven class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York. These lawsuits will be consolidated shortly into one action. These actions allege claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its disclosure statements. These actions purport to represent a class of persons who purchased the Company's common stock during a period ending February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. These actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the proposed Order of Consolidation, the Company will not be required to answer or otherwise move in the consolidated
                                        action until thirty days after it is
                                        served with an amended consolidated
                                        complaint, which has not yet been served on the Company.

                                        Certain of the Company's current and
                                        former officers and directors have been
                                        named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York. The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's corporate filings, as more fully alleged in the above-described class action lawsuit. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to the Stipulation and Order of Consolidation, the Company is not required to answer or otherwise move in the consolidated action until sixty days after it is served with an amended consolidated complaint, which has not yet been served on the Company.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                        The Company's auditors have been named
                                        as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York. The complaint against the Company's auditors alleges claims for misrepresentations and omissions contained in certain of the Company's corporate filings. The complaint seeks unspecified monetary damages on behalf
                                        of the Company as well as declaratory
                                        and injunctive relief. Pursuant to
                                        stipulation, the Company's time to
                                        answer or otherwise move against the
                                        complaint in this action has been
                                        indefinitely adjourned.

                                        The enforcement division of the
                                        Securities and Exchange Commission has a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities and the Company is fully cooperating with this investigation and has responded to the commission's requests for documentary evidence.

                                    (2) The Company has been named as a
                                        defendant in an action pending in the
                                        United States District Court for the
                                        Eastern District of New York entitled
                                        Bindley Western Industries, Inc. vs.
                                        Health Management Inc., 96 Civ. 2330
                                        (ADS). The action alleges claims for
                                        breach of contract and accounts stated
                                        arising out of a dispute regarding
                                        payments for certain goods. The action
                                        seeks damages in the amount of
                                        $3,187,157.35 together with interest,
                                        costs and disbursements. The Company has answered the complaint, complied with its automatic disclosures obligations and has reduced the accounts payable to approximately $2,100,000 as of July 29, 1996.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                    (3) On April 3, 1995, American Preferred
                                        Prescription, Inc. ("APP") filed a

                                        complaint against the Company, Preferred
                                        Rx, Inc., Community Prescription
                                        Services and Sean Strub in the New York
                                        Supreme Court for tortious interference
                                        with existing and prospective
                                        contractual relationships, for lost
                                        customers and business opportunities
                                        resulting from allegedly slanderous
                                        statements and for allegedly false
                                        advertising and promotions. Four
                                        separate causes of actions are alleged,
                                        each for up to $10 million in damages.
                                        APP had previously filed a similar suit
                                        in the United States Bankruptcy Court of the Eastern District of New York, which was dismissed and the court abstained from exercising jurisdiction. The Company has answered the complaint and counterclaimed for libel and slander predicated upon a false press release issued by APP and added as defendants the principals of APP. By stipulation dated January 29, 1996, the Company discontinued its counterclaim against APP and its third-party claims against the principals of APP. In addition, by motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on fraudulent financial statements. The motion also seeks to amend the state court complaint to add certain other defendants. These proposed defendants, by notice of removal dated March 22, 1996, removed the state court action to the Bankruptcy Court of the Eastern District of New York. By motion dated April 2, 1996, APP requested that the Bankruptcy Court remand the action to the State Court, which the Bankruptcy Court granted. HMI opposed the motion to amend the complaint in the State Court. The motion is currently pending before the State Court. Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                        On or about August 4, 1995, APP
                                        commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP. On September 1, 1995, the Hutsons removed the action to the Bankruptcy Court. The employee answered the complaint on December 27, 1995. No depositions have taken place, nor have any documents been produced. APP moved to remand this case to the Supreme Court for the County of Nassau. In a hearing which took place before the Bankruptcy Court on June 27, 1996, the Bankruptcy Court preliminary ruled to grant APP's remand motion, but provided the Hutsons a further opportunity to submit a written response to the motion.

                                    The Company is presently unable to determine the possible outcome and costs of the final resolution of the litigation discussed above. Accordingly, it has not provided for a possible loss. The resolution of these matters could have a material adverse effect on the Company's financial position and future results of operations in the near term.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

8.   Capital Transactions       (a) Public Offerings

                                    On November 18, 1993, the Company completed a secondary public offering of 2,000,000 shares of stock at $12.00 per share. Proceeds from this offering, net of expenses of the offering of $2,017,742, were $21,982,258.

                                (b) Options and warrants

                                    Stock options and warrants activities are shown below:

                                                                  Omnibus          Incentive
                                                              Incentive Stock    Stock Option                  Directors'
                                                              Option Plan (1)      Plan (2)      Warrants      Options (3)
                                    --------------------------------------------------------------------------------------
                                    Shares covered               1,000,000          50,000        130,662         26,000
                                    ======================================================================================
                                    Outstanding at May
                                       1, 1993                        --            12,221        130,662           --
                                       Granted                     420,000           2,500           --           19,000
                                       Exercised                      --            (2,833)       (40,330)          --
                                       Cancelled                      --              (833)          --             --
                                    --------------------------------------------------------------------------------------
                                    Outstanding at April
                                       30, 1994                    420,000          11,055         90,332         19,000
                                       Granted                     132,500             --            --            4,000
                                       Exercised                    (2,000)           (833)       (78,996)          --
                                       Cancelled                      --               -             --             --
                                    --------------------------------------------------------------------------------------
                                    Outstanding at April
                                       30, 1995                    550,500          10,222         11,336         23,000
                                       Granted                     709,000            --             --            3,000
                                       Exercised                   (11,000)         (1,223)          --             --
                                       Cancelled                  (309,500)

                                    --------------------------------------------------------------------------------------
                                    Outstanding at April
                                       30, 1996                    939,000           8,999         11,336         26,000
                                    ======================================================================================

                                    At April 30, 1996:
                                    Price range                   $   4.98 -        $  .90 -                     $10.875 -
                                                                  $  10.38          $ 4.50       $   5.40        $18.840
                                    Shares exercisable             346,833           8,999         11,336         26,000
                                    Available for grant               -0-            5,669           --             --

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

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

                                (3) During the years ended April 30, 1996, 1995
                                    and 1994, the Company granted a total of 19,000, 4,000 and 3,000 options to its outside directors at an exercise price of $18.84, $16.77, and $10.875 to $12.088, the market price on the date of the grant,

                                    respectively.

                                (4) Pursuant to a special meeting of the
                                    executive committee of the board of
                                    directors on April 3, 1996, members of the special committee of the board of directors were granted a total of 25,000 options and 75,000 stock appreciation rights.

                                    The per share exercise price for the stock options and appreciation rights is a price equal to the average closing price of the shares for the five trading days preceding April 3, 1996 or $4.8375. The vesting schedule for each of the stock options and stock appreciation rights is one-half upon the appointment of the permanent Chief Executive Officer and one-half on May 1, 1997.

                                At April 30, 1996, shares of the Company's authorized and unissued common stock were reserved for issuance upon exercise of options and warrants, which included 1,009,335 shares for outstanding options and warrants and 5,669 shares for options available for grant.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                (d) Restricted stock

                                    On May 1, 1993, the Company awarded 11,000 shares of restricted common stock to three outside consultants. The shares awarded are subject to certain restrictions and forfeiture. Vesting occurs over a two year period from the date the shares are awarded. The shares were recorded at their quoted market value at the date of grant of $10.375 per share, or $114,125. The compensation element related to the awarding of such shares is recognized ratably over the two-year restriction period. Compensation expense recognized related to such shares for the years ended April 30, 1996, 1995 and

                                    1994 were $-0-, $57,065 and $57,060,
                                    respectively.

9.   Supplemental Cash          (a) Supplemental disclosures of cash flow
     Flow Information               information:

                                    Year ended April 30,            1996         1995         1994
                                    --------------------------------------------------------------
                                    (1)  Cash paid for
                                           interest expense   $2,381,667   $  174,430   $   94,468
                                    (2)  Cash paid for
                                           income taxes       $1,949,491   $7,745,067   $3,157,483

                                (b) Supplemental disclosures of non-cash
                                    investing and financing activities:

                                    (1) The Company financed $1,361,455 and
                                        $177,286 of new equipment during the
                                        years ended April 30, 1996 and 1995.

                                    (2) During the year ended April 30, 1995,
                                        $3,000,000 of the purchase price of CPMB was a five year subordinated note (Note 2(a)).

                                    (3) During the year ended April 30, 1995,
                                        the Company issued 128,757 shares of
                                        non-registered common stock in
                                        connection with the acquisition of
                                        Maryland pharmacies and PMA (Note 2(b)
                                        and (c)).

                                    (4) During the year ended April 30, 1994,
                                        holders of $374,999 of the Company's
                                        convertible subordinated debentures
                                        converted their debt into 357,145 shares of common stock.

                                   Health Management, Inc. and Subsidiaries

                                 Notes to Consolidated Financial Statements

================================================================================

                                    (5) During the year ended April 30, 1994,

                                        the Company awarded 11,000 shares of
                                        restricted common stock to three outside consultants. (Note 7(d)).

                                    (6) During the year ended April 30, 1994,
                                        the Company issued 617,060 shares of
                                        non-registered common stock in
                                        connection with the Murray acquisition.
                                        (Note 2(d)).

10.   Quarterly Financial      The following table summarizes quarterly results:
      Information
      (Unaudited, in
      thousands, except
      for per share data)

                               Year Ended April     First      Second       Third        Fourth
                               30, 1996            Quarter     Quarter     Quarter       Quarter          Year
                               ----------------------------------------------------------------------------------
                               Revenue            $  38,294   $  39,275   $  40,801     $  40,490      $ 158,860
                               Gross profit          11,761       9,155       7,331*       10,389         38,636
                               Income (loss)
                                  before income
                                  taxes               2,700         239     (16,786)*         514        (13,333)
                               Net income
                                  (loss)              1,589         139      (9,904)*      (2,751)**     (10,927)
                               Earnings (loss)
                               per common
                               share                    .17         .01       (1.06)         (.28)         (1.16)


                               Year Ended April     First      Second       Third        Fourth
                               30, 1995            Quarter     Quarter     Quarter       Quarter           Year
                               ----------------------------------------------------------------------------------
                               Revenue:              17,216      20,884      21,982        28,374         88,456
                               Gross profit:          4,986       6,103       6,813         6,846         24,748
                               Income (loss)
                                  before income
                                  taxes:                545       1,807       2,248        (1,313)         3,287
                               Net income
                                  (loss):               304       1,044       1,455          (857)         1,946
                               Earnings (loss)
                               per common
                               share                    .03         .11         .15          (.09)           .21


                               *   The Company incurred unusual charges of
                                   $16,840,000 in the third quarter of fiscal
                                   1996 (see Note 5).


                               **  The Company provided an adjustment of
                                   $2,526,000 to its valuation allowance for deferred tax assets in the fourth quarter of fiscal 1996 (see Note 6).

                                                    Health Management, Inc.
                                                           and Subsidiaries




================================================================================

                                                          Form 10-K Item 14(d) -
                                       Consolidated Financial Statement Schedule
                                                                  April 30, 1996

                                                         Health Management, Inc.
                                                                and Subsidiaries


                             Index to Consolidated Financial Statements Schedule

================================================================================

Report of independent certified public accountants                     S - 3

Schedule II - Valuation and qualifying accounts
   and reserves                                                        S - 4

Report of Independent Certified Public Accountants on Financial Statement Schedule


Health Management, Inc. and Subsidiaries
Buffalo Grove, Illinois


The audits referred to in our report dated July 22, 1996, except for Note 4(a) which is as of July 26, 1996 relating to the consolidated financial statements of Health Management, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the accompanying schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



BDO Seidman, LLP


Mitchel Field, New York

July 22, 1996

                                                    Health Management, Inc.
                                                           and Subsidiaries

                                     Schedule II - Valuation and Qualifying
                                                      Accounts and Reserves

================================================================================================
                                    Balance at     Additions
                                   Beginning of    Charged to                  Balance at End of
         Classification                Year        Operations    Deductions          Year
- ------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
   Year ended April 30, 1996        $7,998,000     $14,714,000   $12,642,000      $10,070,000
================================================================================================
   Year ended April 30, 1995        $2,206,000     $ 7,978,000   $ 2,186,000      $ 7,998,000
================================================================================================
   Year ended April 30, 1994        $  925,000     $ 1,781,000   $   500,000      $ 2,206,000
================================================================================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTH MANAGEMENT, INC.



July 29, 1996  /s/ W. James Nicol
              -----------------------------------------------------------------
              W. James Nicol, Chief Executive Officer and President
              (Principal Executive Officer)



July 29, 1996  /s/ Paul S. Jurewicz
              -----------------------------------------------------------------
              Paul S. Jurewicz, Chief Financial Officer, Treasurer, Executive Vice President and Treasurer (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



July 29, 1996 /s/ W. James Nicol
              -----------------------------------------------------------------
              W. James Nicol, Chief Executive Officer, President and Director



July 29, 1996 /s/ Andre C. Dimitriadis
              -----------------------------------------------------------------
              Andre C. Dimitriadis, Director



July 29, 1996 By:  /s/  D. Mark Weinberg
              -----------------------------------------------------------------
              D. Mark Weinberg, Secretary and Director



July 29, 1996 /s/ Dr. Timothy Triche
              -----------------------------------------------------------------
              Dr. Timothy Triche, Director

                               INDEX TO EXHIBITS


     Exhibit      Page
     -------      ----

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

     3.5 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q or the quarter ended January 31,
                  1996).

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

     10.3* 1989 Stock Option Plan (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease, dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

     10.5 Amendment, dated March 16, 1992 to Lease dated April 20, 1990 on Company's Headquarters between the Company and Four L Realty Co. (incorporated by reference to Form 10-K for year ended April 30, 1992).

     10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol.

     10.8* Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala.

     10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz.

     10.10 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

     10.11 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

     10.12 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).


     10.13 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.14 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.15 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                  1995).

     10.16 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                  1995).

     10.17 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

     10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender.

     10.19 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.20 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.21        Lease by and between Irwin Hirsh and HMI Retail Corp., Inc.
                  dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     10.22 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

     11           Statement re Computation of Per Share Earnings.

     21 Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year ended April 30, 1996).

     23           Consent of BDO Seidman, LLP

     27           Financial Data Schedule


*    Management contract or compensatory plan or arrangement.