Form 10-Q
period 1996-07-31
HEALTH MANAGEMENT INC/DE
filed 1996-09-16
CIK 791164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended July 31, 1996  Commission File No. 0-18472

                             HEALTH MANAGEMENT, INC.

               (Exact name of registrant as specified in charter)

        Delaware                                           75-2096632
(State or other jurisdiction of incorporation)           (IRS Employer
                                                      Identification No.)

   1371-A Abbott Court, Buffalo Grove, Illinois              60089
    (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:            (847) 913-2700



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X               NO

As of September 13, 1996, there were outstanding 9,330,182 shares of common stock, $.03 par value.



                             HEALTH MANAGEMENT, INC.

                                  July 31, 1996

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

          EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

          The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this
          Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general businesses and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SPECIAL CONSIDERATIONS

The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in "Recent Events and Other Considerations" below.

RECENT EVENTS AND OTHER CONSIDERATIONS

Significant Litigation. The Company has been named as a defendant in several class action lawsuits and as a nominal defendant in two derivative suits. No assurances can be given as to the outcome of such litigation and the effects on the financial condition or future results of operations of the Company. However, the Company is in the process of negotiating the final terms of a Stipulation of Settlement with the plaintiffs' counsel in this case. (See Part II, Item 1. "Legal Proceedings".)

Changes in Management. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named President and Chief Executive Officer of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in February 1996. James R. Mieszala, formerly of Caremark, Inc., who became President of Homecare Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995 was also named the Executive Vice President of the Company in April 1996. The Company has experienced substantial turnover of its senior management group over the past twelve months and several of the Company's executive officers have been in their current positions for only a limited period of time. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of executive and professional personnel. There can be no assurances that the Company will be successful in its efforts to attract and retain such personnel.

Financial Condition. As a result of the restatements and special charges recorded in the Company's financial statements for the fiscal years 1995 and 1996, the Company recorded significant changes to its balance sheet including reductions of the Company's working capital, retained earnings and stockholders' equity. The Company is presently in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. Accordingly, all long term debt has been reclassified as a current liability on the Company's condensed consolidated balance sheets. The Company has executed a Forbearance Agreement dated July 26, 1996 with its lenders which provides that, subject to certain conditions, the lenders agree not to exercise their rights and remedies under the Credit Agreement until November 15, 1996. Also, following the restatements, the conversion feature of the $3 million Convertible Subordinated Note held by Caremark, Inc. was triggered; however, Caremark, Inc. has not indicated an intent to exercise its right to convert the note. The conversion of such note is related to the price of the Company's Common Stock at the time of conversion. In pursuance of additional financing to remedy the default condition under the Credit Agreement, the Company has recently engaged National Westminster Bank Plc to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company may engage in a public or private offering of securities or a merger of the Company; however, there can be no assurances that such an offering or merger will be consummated. Furthermore, the successful consummation of such financing could result in substantial dilution of the Company's existing shares and could involve a higher cost of financing.

Goodwill and Other Long Lived Assets. At July 31, 1996, the Company had goodwill of approximately $33.7 million, or 36% of its assets. A significant portion of the Company's goodwill relates to the Clozaril Patient Management Business ("CPMB"). It is the Company's policy to review the recoverability of goodwill and other long-lived assets quarterly to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long-lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company.

Business Strategy. The Company's strategy, which it has been in the process of implementing since May 1996, is focused on the basic factors that could improve profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company is directing its marketing efforts towards improving its referral relationships in addition to developing new programs, expanding relationships with payor organizations (including managed care organizations) and forging relationships with pharmaceutical companies requiring services such as clinical management, marketing, reimbursement and other services. Cost reduction efforts are focused on the integration of the Company's pharmacy locations and increasing efficiencies in reimbursement and distribution services. Management is also concentrating on improved cash collections through an emphasis on enhancing systems capabilities within the Company. While management believes the commencement of this strategy has improved and will continue to improve the Company's operations and financial performance, no assurances can be given to its ultimate success.

Internal Controls. The Company has initiated several actions to improve its internal controls and to enhance its financial reporting and analytical capabilities. These controls include the implementation on July 1, 1996 of a perpetual inventory system which management believes should provide both better controls over the management of on hand inventory and automate the recording of cost of sales at time of product shipment.

Effective June 1, 1996, the Company transitioned to a single general ledger system which is intended to improve control over the financial consolidation process and increase the Company's ability to analyze its business operations. The finance function of the Company has been consolidated in its Buffalo Grove, Illinois facility as of July 1996.

Management believes that this consolidation will allow for improved communications, focused management and a better ability to closely monitor the financial operations of the Company. The Company also plans to consolidate from the several accounts receivable systems currently in place to a single system during the fiscal year 1997. With this new accounts receivable system, the Company expects to improve the efficiency and effectiveness of its cash collection activities. There can be no assurances of the impact of these internal controls on the Company or whether they will be effective.

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

RESULTS OF OPERATIONS

Three months ended July 31, 1996 versus July 31, 1995

The Company's revenues were $40,522,910 for the quarter ended July 31, 1996, an increase of $2,228,880 or 5.8% over revenues of $38,294,030 for the three months ended July 31, 1995. The increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states, ongoing patient referrals from existing referral sources, and the addition of new referral sources over the course of the quarter.

Gross profit margins were 25.9% for the quarter ended July 31, 1996, as compared to 30.7% for the quarter ended July 31, 1995. The decrease in the gross profit rate represents an overall reduction in reimbursement rates from third party payors. The significance of the decline has been reduced as evidenced by the 25.9% level recorded in the quarter ended July 31, 1996 versus the 25.7% level recorded in the quarter ended April 30, 1996,

Operating expenses for the quarter ended July 31, 1996 were $9,087,981, an increase of $638,365 or 7.6% over the quarter ended July 31, 1995. This increase was principally attributable to increased legal expenses associated with the ongoing shareholder litigation and related issues; legal expenses for the quarter ended July 31, 1996 were approximately $700,000.

Income from operations for the quarter ended July 1996 was $1,424,036, a decrease of $1,887,144 or 57% from the quarter ended July 31, 1995. The decline in the gross profit rate from 1996 to 1997 of 4.8 percentage points is the primary reason for the decline in income from operations.

Interest expense for the quarter ended July 31, 1996 was $739,537, an increase of $128,601 or 21.1% over the quarter ended July 31, 1995. This increase is attributable to increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Income before income taxes for the quarter ended July 31, 1996 was $684,499, a decrease of $2,015,745 or 74.7%, from the quarter ended July 31, 1995. The decrease is attributable to the reduced gross profit margins and increased operating and interest expenses.

Net income for the quarter ended July 31, 1996 was $431,888, a decrease of $1,156,850 or 72.8%, from the quarter ended July 31, 1995.

Primary and fully diluted earnings per common share for the quarter ended July 31, 1996 were both $0.05 compared to earnings per share of Common Stock of $0.17 for the quarter ended July 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,240 and 9,333,528, respectively, for the quarter ended July 31, 1996 and 9,444,919 for the quarter ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $1,694,493 in the Company's cash and cash equivalents to $1,585,702 at July 31, 1996 was attributable to cash used in operating activities.

Working capital at July 31, 1996 was $3,142,568, an increase of $650,949 from April 30, 1996. Current assets decreased $2,768,171 due to a decrease in cash and cash equivalents of $1,694,493, an increase in accounts receivable of $502,146, a decrease in tax refund receivable of $2,285,530, an increase in inventory of $411,211, an increase in deferred taxes of $550,000 and a decrease in prepaid expenses of $251,505.

Current liabilities decreased $3,419,120 principally due to a decrease in accounts payable of $2,266,700 and a decrease in accrued unusual charges of $1,408,304.

To facilitate the acquisition of the Clozaril Patient Management Business in March 1995, the Company borrowed $21,000,000 in the form of term loans and delivered a $3,000,000 Convertible Subordinated Note to Caremark, Inc. As of July 31, 1996, $18,000,000 was outstanding on the term loan and approximately $10,300,000 was outstanding on the Company's line of credit. The Company is in default under the Credit Agreement. The Company has executed a Forbearance Agreement with its lenders in which the lenders agree, under certain conditions, not to exercise their rights under the original loan through the period ended November 15, 1996. The Company needs to obtain additional financing to resolve its default condition.

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

The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers are seeking to reduce their credit limitations with the Company. Additionally, one supplier, Bindley Western Industries, Inc., has initiated legal action against the Company regarding past amounts due. (See Part II, Item 1. "Legal Proceedings".) The Company's primary supplier, Foxmeyer Drug Company, recently filed for protection under the Federal Bankruptcy laws. Although the Company has been able to maintain adequate product supply within the credit limitations, there can be no assurances it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

If the Company is unsuccessful in obtaining financing, in reaching a successful outcome in its current litigation or in continuing satisfactory relations with its suppliers, it may have to consider protection under the Federal Bankruptcy laws.


                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements

                                                                        Page No.

Balance Sheets as of July 31, 1996 (Unaudited)
and April 30, 1996 (Audited)  . . . . . . . . . . . . . . . . . . . . . . .

Statements of Income for the Three Months Ended
July 31, 1996 and July 31, 1995 (Unaudited) . . . . . . . . . . . . . . . . .

Statement of Cash Flow for the Three Months Ended July 31, 1996 (Unaudited) .

Statement of Stockholders' Equity for the Three Months
Ended July 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               July 31, 1996     April 30, 1996
                                                (Unaudited)       (Audited)

     CURRENT ASSETS:
     Cash and cash equivalents                $1,585,702       $3,280,195

     Accounts Receivable, Less Allowance for
     Doubtful Accounts                        36,959,345       36,457,199
     Inventories                               7,212,031        6,800,820
     Tax Refund Receivable                     5,751,500        8,037,030
     Deferred Taxes                            2,357,000        1,807,000
     Prepaid expenses and other                  403,853          655,358
		                              __________       __________
     Total Current Assets                     54,269,431       57,037,602

     IMPROVEMENTS and EQUIPMENT, Less
     Accumulated Depreciation and
     Amortization                              3,680,009        3,825,974


     Goodwill                                 33,711,294       34,008,496

     OTHER                                     1,167,110        1,043,607

                                             $92,827,844      $95,915,679


            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                      Condensed Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                    July 31, 1996  April 30, 1996
                                      (Unaudited)    (Audited)

     CURRENT LIABILITIES:
     Accounts Payable                 $18,448,136  $20,714,836
     Accrued Unusual Charges            2,150,696    3,559,000
     Accrued Expenses                   1,778,096    1,526,119
     Current Maturities of
     Long Term Debt                    28,749,935   28,746,028

     TOTAL CURRENT LIABILITIES         51,126,863   54,545,983

     Long Term Debt, Less Current
     Maturities                         3,905,474    4,006,077

     TOTAL LIABILITIES                 55,032,337   58,552,060

     COMMITMENTS and CONTINGENCIES

     STOCKHOLDERS' EQUITY
     Preferred Stock-$.01 Par Value:
     Shares Authorized - 1,000,000
     Issued and Outstanding, none
     Common Stock-$.03 Par Value:
     Shares Authorized - 20,000,000
     Issued and Outstanding-9,328,240     279,848      279,848
     Additional Paid-in Capital        38,138,771   38,138,771
     Accumulated Deficit                (623,112)  (1,055,000)

     TOTAL STOCKHOLDERS' EQUITY        37,795,507   37,363,619

                                      $92,827,844  $95,915,679




            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                           Three Months Ended July 31


                                          1996          1995

     Revenues                      $40,522,910   $38,294,030
     Cost of Sales                  30,010,893    26,533,234

     Gross Profit                   10,512,017    11,760,796

     Operating Expenses:

            Selling                  1,233,317     1,085,202
            General and Administrative
                                     7,854,664     7,364,414

                                     9,087,981     8,449,616

     Income from Operations          1,424,036     3,311,180

     Interest Expense                  739,537       610,936

     Income Before Income Taxes        684,499     2,700,244

     Income Taxes                      252,611     1,111,506

     Net Income                       $431,888    $1,588,738

     Earnings Per Common Share:
     Primary                             $0.05         $0.17
     Fully Diluted                       $0.05         $0.17

     Weighted Average Shares Outstanding
     Primary                         9,328,240     9,444,919
     Fully Diluted                   9,333,528     9,444,919



            See Notes to Condensed Consolidated Financial Statements


                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow
                       For The Three Months Ended July 31

                                                    (Unaudited)
                                                  1996          1995
     CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net Income                                 $431,888    $1,588,738
     Adjustments to Reconcile Net
     Income to Net Cash provided by (used in)
     Operating Activities:
     Depreciation & Amortization                 646,345
                                                               653,391
     Provision for Doubtful Accounts           1,634,915     1,814,812
     Deferred Taxes                            (550,000)      (24,321)
     Increase (Decrease) in Cash Flows
     From Changes in Operating Assets
     and Liabilities:
     Accounts Receivable                     (2,137,061)   (5,772,364)
     Inventory                                 (411,211)     (981,222)
     Other Receivables                                 0   (2,055,192)
     Prepaid Expenses and Other                  251,505       316,553
     Other Assets                              (123,503)      (86,773)
     Accounts Payable                        (2,266,700)     4,799,873
     Accrued Expenses                            251,977     (714,393)
     Accrued Unusual Charges                 (1,408,304)             -
     Tax Refund Receivable                     2,285,530       480,956
     Net Cash Provided by (used in)
       Operating Activities                  (1,394,619)        20,058
     Cash Flows from Investing Activities:
     Capital Expenditures                      (203,178)      (96,702)
     Net Cash (Used In) Investing Activities   (203,178)      (96,702)
     Cash Flows from Financing Activities:
     Increase in Bank Loan,
     Borrowing on Credit Facility                      -       750,000
     Principal Payments on Long-Term Debt       (96,696)     (812,439)
     Proceeds from Exercise of Stock Options           -        31,125
     Net Cash Used in Financing Activities      (96,696)      (31,314)
     Net Decrease in Cash & Cash Equivalents (1,694,493)     (107,958)
     Cash and Cash Equivalents, at Beginning
             of Period                         3,280,195     4,562,712
     Cash and Cash Equivalents, at End
             of Period                        $1,585,702    $4,454,754

     Supplemental Disclosures of Cash Flow Information:
     Cash Paid for Interest                     $432,719      $365,573
     Cash Paid (Refund) for Taxes           $(1,712,294)      $395,880

            See Notes to Condensed Consolidated Financial Statements



                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Three Months Ended July 31, 1996

                                   (Unaudited)

                                  Common Stock                      Additional
                                 $.03 Par Value                     Paid-in               Accumulated
                           Shares                  Amount           Capital               Deficit

Balance, May 1, 1996     9,328,240                 $279,848         $38,138,771             ($1,055,000)

Net Income for the Three
 Months Ended
 July 31, 1996          __________               __________         __________                   431,688

Balance, July 31, 1996   9,328,240                 $279,848         $38,138,771               ($623,112)




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

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1996. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

NOTE 2:   CONTINGENCY

The Company and certain of its past and current directors and officers have been named as defendants in eleven class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York. These lawsuits have been consolidated into one action entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock during a period ending February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company will not be required to answer or otherwise move in the action until thirty days after it is served with an amended consolidated complaint, which has not yet been served on the Company. The Company is negotiating the final terms of a Stipulation of Settlement with plaintiffs' counsel that would resolve the litigation as regards the Company. Such Stipulation of Settlement will be subject to court approval.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996.
The Company's time to answer or move with respect to the amended consolidated complaint is October 11, 1996. The Company intends to seek dismissal of the action.

BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and certain of its past and current directors and officers have been named as defendants in eleven class action securities fraud lawsuits filed in the United States District Court for the Eastern District of New York. These lawsuits have been consolidated into one action entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock during a period ending February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company will not be required to answer or otherwise move in the action until thirty days after it is served with an amended consolidated complaint, which has not yet been served on the Company. The Company is negotiating the final terms of a Stipulation of Settlement with plaintiffs' counsel that would resolve the litigation as regards the Company. Such Stipulation of Settlement will be subject to court approval.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996.
The Company's time to answer or move with respect to the amended consolidated complaint is October 11, 1996. The Company intends to seek dismissal of the action.

BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely.

The enforcement division of the Securities Exchange Commission has a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities. The Company is cooperating fully with this investigation and has responded to the Commission's requests for documentary evidence.

The Company has been named as a defendant in an action pending in the United States District Court for the Eastern District of New York entitled Bindley Western Industries, Inc. v. Health Management, Inc., 96 Civ. 2330 (ADS). The action alleges claims for breach of contract and accounts stated arising out of a dispute regarding payment for certain goods. The action seeks damages in the amount of $3,187,157.35 together with interest, costs and disbursements. To date, the Company has answered the complaint, complied with its automatic disclosure obligations, responded to plaintiff's discovery demands and has reduced the outstanding amount payable to approximately $2.1 million as of September 30, 1996.

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

On or about August 4, 1995, APP commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP. On September 1, 1995, the Hutsons removed the action to the Bankruptcy Court. The employee answered the complaint on December 27, 1995. No depositions have taken place, nor have any documents been produced. APP moved to remand this case to the Supreme Court for the County of Nassau. In a hearing which took place before the Bankruptcy Court on June 27, 1996, the Bankruptcy Court preliminarily ruled to grant APP's remand motion, but provided the Hutsons a further opportunity to submit a written response to the motion. After the Hutsons submitted a written response and a hearing was held, the Bankruptcy Court granted APP's remand motion. The Hutsons have noticed their appeal of this order.

The outcomes of certain lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company and the viability of the Company going forward.


ITEM 2.   CHANGE IN SECURITIES - NONE

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          The Company is presently in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender, for among other things, the non-payment of a principal payment. The Company has executed a Forbearance Agreement dated July 26, 1996 with its lenders which provides that, subject to certain conditions, the lenders agree not to exercise their rights and remedies under the Credit Agreement until November 15, 1996.

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

     10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

     10.8* Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30,
               1996).

     10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

     10.14 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

     10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

     11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

     21 Subsidiaries of the Registrant (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30,
               1995).

     23 Consent of BDO Seidman, LLP (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

     27**      Financial Data Schedule

*    Management contract or compensatory plan or arrangement.

**   Filed with this Report.

          (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending July 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 16th day of September, 1996.



                                   HEALTH MANAGEMENT, INC.
                                   (Registrant)



                                   By:  /s/  W. James Nicol
                                        W. James Nicol
                                        (Principal Executive Officer)




                                   By:  /s/ Paul Jurewicz
                                        Paul Jurewicz
                                        (Principal Financial Officer)


                                INDEX TO EXHIBITS


     NO.       EXHIBIT

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

     10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

     10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

     10.8* Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30,
               1996).

     10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

     10.14 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

     10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

     11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

     21 Subsidiaries of the Registrant (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30,
               1995).

     23 Consent of BDO Seidman, LLP (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

     27**      Financial Data Schedule


*    Management contract or compensatory plan or arrangement.

**   Filed with this Report.