Form 10-Q
period 1996-10-31
HEALTH MANAGEMENT INC/DE
filed 1996-12-20
CIK 791164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1996
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

                                                     YES X   NO ___

As of December 19, 1996, there were outstanding 9,330,182 shares of common stock, $.03 par value.

                             HEALTH MANAGEMENT, INC.

                                October 31, 1996

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements.........................................

          Item 2.  Management's Discussion
                   and Analysis of
                   Financial Condition and
                   Results of Operations........................................

Part II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings............................................

          Item 2.  Changes in Securities........................................

          Item 3.  Defaults Upon Senior Securities..............................

          Item 4.  Submission of Matters to a Vote of
                   Security Holders ............................................

          Item 5.  Other Information............................................

          Item 6.  Exhibits and Reports on Form 8-K.............................

          SIGNATURES............................................................

          EXHIBITS..............................................................

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes or conditions affecting the transactions with Transworld Home Health Care, Inc. described herein; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SPECIAL CONSIDERATIONS

The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in "Recent Events and Other Considerations" below.

RECENT EVENTS AND OTHER CONSIDERATIONS

Financial Condition. As a result of the restatements and special charges recorded in the Company's financial statements for the fiscal years 1995 and 1996, the Company recorded significant charges to its balance sheet including reductions of the Company's working capital, retained earnings and stockholders' equity. The Company was in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. This senior debt, the principal amount of which aggregate approximately $28.3 million, was acquired by Transworld Home HealthCare, Inc., a New York corporation ("Transworld"), on November 13, 1996, the date on which Transworld entered into a stock purchase agreement and merger agreement with the Company. Also on November 13, 1996, Transworld agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. (See "Transworld Transaction" below.) In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, has acquired the obligations of the Company due to Foxmeyer Drug Co., and has informed the Company that it is in final negotiations to acquire the obligations of the Company due to Bindley Western, Inc. and Caremark, Inc. The obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. are in the aggregate amount of approximately $18.2 million. There are no assurances that Transworld will extend the forbearance agreement past December 23, 1996 and, if no such agreement is reached, it is likely that the Company will seek protection under the Federal Bankruptcy laws.

Transworld Transaction. In November 1996, Transworld acquired the Company's outstanding bank debt, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the forbearance agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld.

Also, on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares (the "Shares") of common stock of the Company ("Common Stock"), representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 2% of the Common Stock. The closing of this transaction is currently scheduled to occur on or about December 23, 1996, subject to the satisfaction of certain conditions including, among others, approval of Transworld's lenders and preliminary court approval of a settlement of the consolidated class action lawsuit for $7.2 million in cash, which preliminary court approval was granted on December 20, 1996 (the "Proposed Settlement"). The consideration for the Shares includes: (1) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit Agreement for a specified period of time (as discussed above), (iv) Transworld agreeing to extend additional amounts (as discussed above) under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and (vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates $8,964,292, a portion will be used to repay any amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 and interest thereon. The option will have an exercise price of $1.00 per share and will have a one-year term.

On November 13, 1996 the Company also entered into a Merger Agreement with Transworld pursuant to which a newly formed subsidiary of Transworld will merge into the Company and each stockholder of the Company will receive cash consideration equal to $2.00 per share. The merger is subject to certain conditions, which include, among others, approval by the Company's stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976, as amended, and final court approval of the Proposed Settlement. The Company believes the conditions of the merger could be satisfied by Spring, 1997. Either party may terminate the Merger Agreement if the merger is not consummated by June 30, 1997.

Because various conditions to closing the Transworld transactions have not yet been satisfied, the Company can give no assurances that the transactions contemplated by the Stock Purchase Agreement and/or the Merger Agreement will be consummated in their entirety or in the manner contemplated by the Stock Purchase Agreement and/or the Merger Agreement.

Significant Litigation. The Company has been named as a defendant in a consolidated stockholder class action lawsuit and as a nominal defendant in two derivative suits. No assurances can be given as to the outcome of such litigation and the effects on the financial condition or future results of operations of the Company. With respect to the consolidated stockholder class action lawsuit, the Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 million shares of Common Stock and warrants to purchase 2,200,000 million of Common Stock. As a condition to Transworld's obligation to close the Stock

Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. (See Part II, Item 1, "Legal Proceedings"). The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

Changes in Management. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named President and Chief Executive Officer of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in February 1996. James R. Mieszala, formerly of Caremark, Inc., who became president of Homecare Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995 was also named the Executive Vice President of the Company in April 1996. The Company has experienced substantial turnover of its senior management group over the past twelve months and several of the

Company's executive officers have been in their current positions for only a limited period of time. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of executive and professional personnel. The Company's ability to successfully conclude the Transworld transaction may likewise depend on its ability to retain its key personnel to manage through the transition. On December 13, 1996, Mr. Jurewicz submitted notice of his intent to resign, effective January 31, 1997, to assume a new position. The Company expects that Mr. Nicol will thereafter assume, on an interim basis, the additional duties of Chief Financial Officer. There can be no assurances that the Company will be successful in its efforts to attract and retain such personnel.

Goodwill and Other Long Lived Assets. At October 31, 1996, the Company had goodwill of approximately $33.4 million, or 37% of its assets. A significant portion of the Company's goodwill relates to the Clozaril Patient Management Business ("CPMB") (See "Introduction of New Antipsychotic Drugs"). It is the Company's policy to review the recoverability of goodwill and other long-lived assets quarterly to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long- lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company.

Business Strategy. The Company's strategy, which it has been in the process of implementing since May 1996, is focused on the basic factors that could improve profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company is directing its marketing efforts towards improving its referral relationships in addition to developing new programs, expanding relationships with payor organizations (including managed care organizations) and forging relationships with pharmaceutical companies requiring services such as clinical management, marketing, reimbursement and other services. Cost reduction efforts are focused on the integration of the Company's pharmacy locations and increasing efficiencies in reimbursement and distribution services. Management is also focused on improved cash collections through an emphasis on enhancing systems capabilities within the Company. However, much of senior management's attention this fiscal year has been focused on the normally routine task of sourcing product from its suppliers and this distraction was heightened substantially following the bankruptcy filing, on August 27, 1996, by its principal wholesaler. Additionally, concerns about the Company's financial condition may result in declining customer referrals. While management believes the commencement of its business strategy has improved and will continue to improve the Company's operations and financial performance, no assurances can be given to its ultimate success.

Introduction of New Antipsychotic Drugs. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program. To date, management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

Dilution. The Company's issuance of 8,964,292 shares of Common Stock to Transworld under the Stock Purchase Agreement and up to an additional 746,713 shares of Common Stock pursuant to an option to be issued in connection with the Stock Purchase Agreement, will result in substantial dilution of the Company's outstanding shares. Additionally, the Caremark Convertible Subordinated Note to be acquired by Hyperion, the principal and accrued interest of which may be converted into shares of Common Stock at Hyperion's option, if converted could also result in additional dilution to the Company's outstanding shares. Based on the Company's calculations, the Note is currently convertible into approximately 256,185 shares of Common Stock.

RESULTS OF OPERATIONS

Three months ended October 31, 1996 versus October 31, 1995

The Company's revenues were $39,740,053, an increase of $465,265 or 1.2% over revenues of 39,274,787 for the quarter ended October 31, 1995. The increase was derived from internal growth resulting from the ongoing patient referrals from existing referral sources and the addition of new referral sources over the quarter.

Gross profit margins were 20.3% for the quarter ended October 31, 1996, as compared to 23.3% for the quarter ended October 31, 1995. The gross profit rate in the quarter ended October 31, 1996 was negatively impacted by the following factors: i) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business, ii) a two month delay in gaining approval for increased Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices, and iii) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed the Company.

Operating expenses for the quarter ended October 31, 1996 were $9,501,858, an increase of $1,238,351 or 15% over the quarter ended October 31, 1995. This was primarily attributable to increased legal fees, audit fees, tax return preparation fees and consulting fees.

Loss from operations for the quarter ended October 31, 1996 was $1,428,378 compared to a $891,534 profit for the quarter ended October 31, 1995. The charges for the estimated costs of settlement of the stockholder class action litigation and the estimated costs associated with overpayments from New York State Medicaid together with the increased legal fees, audit fees, tax return preparation fees and consulting fees were the primary reasons for the operating loss in the quarter.

Interest expense for the quarter ended October 31, 1996 was $723,694, an increase of $71,768, or 11.0% over the quarter ended October 31, 1995. The increase is attributable to increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the quarter ended October 31, 1996 was $10,752,072 compared to a $239,608 profit for the quarter ended October 31, 1995. Expenses related to the estimated costs of settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million together with the increased legal fees, audit fees, tax return preparation fees and consulting fees were the primary reasons for the loss.

Income taxes for the three months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of future realizations. The loss of $10,621,418 for the quarter ended October 31, 1996 compared to net income of $139,522 for the quarter ended October 31, 1995. The net loss was primarily a result of the settlement charges previously described.

Primary and fully diluted loss per common share for the quarter ended October 31, 1996 was $1.14 compared to earnings per common share of $.01 for the quarter ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were both 9,328,240 for the quarter ended October 31, 1996 and 9,405,222 for the quarter ended October 31, 1995.

Six Months Ended October 31, 1996 versus October 31, 1995

Revenues for the six months ended October 31, 1996 were $80,262,962, an increase of $2,694,145 or 3.5% in comparison to revenues for the six months ended October 31, 1995. The increase in revenues was derived from internal growth from ongoing patient referrals from existing referral sources and the addition of new referral sources.

Gross profit margins were 23.2% for the six months ended October 31, 1996, as compared to 27.0% for the comparable period in the prior year. Gross profit margins were negatively impacted by the following: 1) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business, 2) the delay in updated Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices, and lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed the Company.


Operating expenses for the six months ended October 31, 1996 were $18,859,389, an increase of $1,876,716 or 11.2% over the comparable period last year. This was primarily attributable to increased legal fees, audit fees, tax return preparation fees and consulting fees.

Loss from operations for the six months ended October 31, 1996 was $4,342 loss compared to a 4,202,714 profit in the comparable period last year. The primary reasons for the loss are the decline in gross profits and the increased operating expenses described above.

Interest expense for the six months ended October 31, 1996 was $1,463,231, an increase of $200,369 or 15.9% over the six months ended October 31, 1995. The increase was driven by increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

The net loss for the six months ended October 31, 1996 was $10,189,530 compared to net income of $1,728,260 for the period ended October 31, 1995. The net loss was primarily a result of the settlement charges of $7.2 million, estimated costs associated with overpayments from New York State Medicaid of $1.4 million and the increased operating expenses previously discussed. Income taxes for the six months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of its future realization.

Primary and fully diluted loss per common share for the six months ended October 31, 1996 were $1.09 compared to earnings per common share of $0.18 for the six months ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,240 for the six months ended October 31, 1996 and 9,425,071 for the six months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $1,965,901 in the Company's cash and cash equivalents to $1,314,294 at October 31, 1996 was attributable to cash used in operating activities.

Working capital at October 31, 1996 was a negative $6,675,274, a decrease of $9,166,893 from April 30, 1996. Current assets decreased $5,250,451 due to a decrease in cash and cash equivalents of $1,965,901, an increase on accounts receivable of $2,533,227, an increase in inventories of $331,569, a decrease in tax refund receivable of $6,710,637, an increase in deferred tax assets of $1,110,000 and a decrease in prepaid assets of $548,709.

Current liabilities increased $3,916,442 from April 30, 1996 principally due to an increase of $6,051,446 in accrued unusual charges and a decrease in accounts payable of $1,827,217. This increase is a result of the accrual of $7.2 million for the settlement of the stockholder class action litigation and the accrual of $1.4 million to settle overpayments from New York State Medicaid.


On November 13, 1996, Transworld acquired the Company's outstanding bank debt, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed in its discretion to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the forbearance agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld.

Also on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares of Common Stock, representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 2% of the Common Stock. The closing of this transaction is currently scheduled to occur on or about December 23, 1996, subject to the satisfaction of certain conditions. The conditions to closing the stock purchase transaction include, among others, approval of Transworld's lenders and preliminary court approval of the Proposed Settlement. The consideration for the Shares includes: (1) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit Agreement for a specified period of time (as discussed more fully above), (iv) Transworld agreeing to extend additional amounts under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and (vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates $8,964,292, a portion will be used to repay any amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 and interest thereon. The option will have an exercise price of $1.00 per share and will have a one-year term.

On November 13, 1996, the Company also entered into a Merger Agreement with Transworld pursuant to which a newly formed subsidiary of Transworld will merge into the Company and each stockholder of the Company will receive cash consideration equal to $2.00 per share. The merger is subject to certain conditions, which include, among others, approval by the Company's stockholders of the merger, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and final court approval of the Proposed Settlement. The Company believes the conditions of the merger could be satisfied by Spring, 1997. Either party may terminate the Merger Agreement if the merger is not consummated by June 30, 1997.

Because various conditions to closing the Transworld transactions have not yet been satisfied, the Company can give no assurances that transactions contemplated by the Stock Purchase Agreement and/or the Merger Agreement will be consummated in their entirety or in the manner contemplated by the Stock Purchase Agreement and/or the Merger Agreement.

The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers are seeking to reduce their credit limitations with the Company. The Company's primary supplier, Foxmeyer Drug Company, filed for protection under the Federal Bankruptcy laws on August 27, 1996 and has subsequently been acquired by McKesson Drug Company. There has been no improvement in the lines of credit available to the Company as a result of entering into the Stock Purchase Agreement and Merger Agreement with Transworld. Although the Company has been able to maintain adequate product supply within the credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

If the Company is unsuccessful in consummating the Stock Purchase Agreement or Merger Agreement with Transworld, or in continuing satisfactory relations with its suppliers, it is likely that the Company will seek protection under the Federal Bankruptcy laws.

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

              Index to Condensed Consolidated Financial Statements

                                                                        Page No.
                                                                        --------
Balance Sheets as of October 31, 1996 (Unaudited)
and April 30, 1996 (Audited)....................................................

Statements of Operations for the Six Months Ended October 31, 1996
and October 31, 1995 and for the Three Months Ended October 31, 1996
and October 31, 1995 (Unaudited)................................................

Statements of Cash Flow for the Six Months Ended October 31,
1996 and October 31, 1995 (Unaudited)...........................................

Statement of Stockholders' Equity for the Six Months
Ended October 31, 1996 (Unaudited)..............................................

Notes to Financial Statements...................................................

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                              October 31, 1996    April 30, 1996
                                              ----------------    --------------
                                                (Unaudited)          (Audited)
CURRENT ASSETS:

Cash and cash equivalents                       $ 1,314,294         $ 3,280,195

Accounts Receivable, Less Allowance for
Doubtful Accounts                                38,990,426          36,457,199
Inventories                                       7,132,389           6,800,820
Tax Refund Receivable                             1,326,393           8,037,030
Deferred Taxes                                    2,917,000           1,807,000
Prepaid expenses and other                          106,649             655,358
                                                -----------         -----------
Total Current Assets                             51,787,151          57,037,602

IMPROVEMENTS and EQUIPMENT, Less
Accumulated Depreciation and
Amortization                                      3,647,030           3,825,974

Goodwill                                         33,414,092          34,008,496

OTHER                                               541,744           1,043,607
                                                -----------         -----------
                                                $89,390,017         $95,915,679
                                                ===========         ===========

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         October 31, 1996       April 30, 1996
                                         ----------------       --------------
                                           (Unaudited)             (Audited)
  CURRENT LIABILITIES:
  Accounts Payable                         $ 18,887,619          $ 20,714,836
  Accrued Unusual Charges                     9,610,446             3,559,000
  Accrued Expenses                            1,213,994             1,526,119
  Current Maturities of
  Long Term Debt                             28,750,366            28,746,028
                                           ------------          ------------
  TOTAL CURRENT LIABILITIES                  58,462,425            54,545,983

  Long Term Debt, Less Current
  Maturities                                  3,753,503             4,006,077
                                           ------------          ------------
  TOTAL LIABILITIES                          62,215,928            58,552,060

  COMMITMENTS and CONTINGENCIES

  STOCKHOLDERS' EQUITY
  Preferred Stock-$.01 Par Value:
  Shares Authorized - 1,000,000
  Issued and Outstanding, none
  Common Stock-$.03 Par Value:
  Shares Authorized - 20,000,000
  Issued and Outstanding-9,328,240              279,848               279,848
  Additional Paid-in Capital                 38,138,771            38,138,771
  Accumulated Deficit                       (11,244,530)           (1,055,000)
                                           ------------          ------------
  TOTAL STOCKHOLDERS' EQUITY                 27,174,089            37,363,619
                                           ------------          ------------
                                           $ 89,390,017          $ 95,915,679
                                           ============          ============

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                  Three Months Ended             Six Months Ended
                                      October 31,                   October 31,
                                 1996            1995          1996            1995
                             ------------    -----------   ------------    -----------
Revenues                     $ 39,740,052    $39,274,787   $ 80,262,962    $77,568,817
Costs of Sales                 31,666,572     30,119,746     61,677,465     56,652,980
                             ------------    -----------   ------------    -----------
Gross Profit                    8,073,480      9,155,041     18,585,497     20,915,837
                             ------------    -----------   ------------    -----------
Operating Expenses:
  Selling                       1,566,432      1,206,433      2,799,749      2,291,635
  General and Administrative    7,935,426      7,057,074     15,790,090     14,421,488
                             ------------    -----------   ------------    -----------
                                9,501,858      8,263,507     18,589,839     16,713,123
                             ------------    -----------   ------------    -----------
Income  (Loss) from
  Operations                   (1,428,378)       891,534        ( 4,342)     4,202,714
Settlement and Other Costs      8,600,000             --      8,600,000             --
Interest Expense                  723,694        651,926      1,463,231      1,262,862
                             ------------    -----------   ------------    -----------
Income (Loss) Before
  Income Taxes                (10,752,072)       239,608    (10,067,573)     2,939,852
Income Taxes                     (130,654)       100,086       (121,957)     1,211,592
                             ------------    -----------   ------------    -----------
Net Income (Loss)            ($10,621,418)   $   139,522   ($10,189,530)   $ 1,728,260
                             ============    ===========   ============    ===========

Earnings (Loss) Per Common
  Share:
Primary                            ($1.14)         $0.01         ($1.09)         $0.18
Fully Diluted                      ($1.14)         $0.01         ($1.09)         $0.18

Weighted Average
Shares Outstanding
Primary                         9,328,240      9,405,222      9,328,240      9,425,071
Fully Diluted                   9,328,240      9,405,222      9,328,240      9,425,071

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow

                                           For The Six Months Ended October 31
                                                        (Unaudited)
                                                    1996            1995
                                               ------------    ------------
    Cash Flows from Operating
    Activities:
    Net Income (Loss)                           ($10,189,530)   $  1,728,260
    Adjustments to Reconcile Net
    Income (Loss) to Net Cash provided by (used in)
    Operating Activities:
    Depreciation & Amortization                   1,293,581       1,302,574
    Provision for Doubtful Accounts               3,428,929       3,429,901
    Deferred Taxes                               (1,110,000)       (351,168)
    Increase (Decrease) in Cash Flows
    From Changes in Operating Assets
    and Liabilities:
    Accounts Receivable                          (5,962,156)    (12,802,321)
    Inventory                                      (331,569)     (3,055,905)
    Prepaid Expenses and Other                      548,709          91,802
    Other Assets                                    501,863         (12,535)
    Accounts Payable                             (1,827,217)      6,209,920
    Receivable from Seller                              -          (403,000)
    Accrued Expenses                               (312,125)      2,852,438
    Accrued Unusual Charges                       6,051,446             -
    Tax Refund Receivable                         6,711,637        (620,380)
                                               ------------    ------------
    Net Cash Provided by (used in)
     Operating Activities                        (1,196,432)     (1,630,414)
    Cash Flows from Investing Activities:
    Capital Expenditures                           (520,233)     (1,037,034)
                                               ------------    ------------
    Net Cash (Used In) Investing Activities        (520,233)     (1,037,034)

    Cash Flows from Financing Activities:
      Increase in Bank Loan,
       Borrowing on Credit Facility                     -         2,150,000
      Principal Payments on Long-Term Debt         (248,236)         (3,266)
      Proceeds from Exercise of Stock Options           -            51,875
                                               ------------    ------------
    Net Cash Used in Financing Activities          (248,236)     (2,198,609)

    Net Decrease in Cash & Cash Equivalents      (1,964,901)       (468,839)

    Cash and Cash Equivalents, at Beginning
     of Period                                    3,280,195       4,562,712
                                               ------------    ------------

    Cash and Cash Equivalents, at End
     of Period                                 $  1,314,294    $  4,093,873
                                               ============    ============
    Supplemental Disclosures of Cash Flow
    Information:
    Cash Paid for Interest                        1,177,870         924,511
    Cash Paid (Refund) for Taxes                 (5,441,907)      2,202,380

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                        Six Months Ended October 31, 1996

                                   (Unaudited)

                                    Common Stock
                                   $.03 Par Value     Additional
                              ----------------------    Paid-in     Accumulated
                                 Shares      Amount     Capital       Deficit
                              -----------   --------  -----------  ------------
Balance, May 1, 1996            9,328,240   $279,848  $38,138,771  ($ 1,055,000)

Net Loss for the Six
Months Ended
October 31, 1996                                                    (10,189,530)
                              -----------   --------  -----------  ------------
Balance, October 31, 1996       9,328,240   $279,848  $38,138,771  ($11,244,530)
                              ===========   ========  ===========  ============


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

Note 2: Contingency

The Company and certain of its past and current officers and directors and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company will not be required to answer or otherwise move in the action until January 6, 1997. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 million shares of Common Stock and warrants to purchase 2,200,000 million of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

Certain of the Company's current and former directors and officers, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on

August 12, 1996. The Company's time to answer or move with respect to the amended consolidated complaint has been extended pursuant to stipulation until January 31, 1997.

Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The Company may be required to make payments in respect thereof in the future.

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

As a result of a New York State Medicaid audit, the Company is in discussions with the New York State Department of Social Services regarding certain overpayments to the Company. The Company estimates that it will have to pay approximately $1.4 million in respect thereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, certain of its past and current directors and officers and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company is required to answer or otherwise move in the action on January 6, 1997. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 million shares of Common Stock and warrants to purchase 2,200,000 million of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company's time to answer or move with respect to the amended consolidated complaint has been extended pursuant to stipulation until January 31, 1997.


Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The Company may be required to make payments in respect thereof in the future.


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

The Company has been named as a defendant in an action pending in the United States District Court for the Eastern District of New York entitled Bindley Western Industries, Inc. v. Health Management, Inc., 96 Civ. 2330 (ADS). The action alleged claims for breach of contract and accounts stated arising out of a dispute regarding payment for certain goods and sought damages in the amount of $3,187,157.35 together with interest, costs and disbursements.

Hyperion Partners II, L.P., a major shareholder of Transworld, has purchased Bindley Western's receivables and Bindley Western has agreed to dismiss the suit.

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

Item 2. Change in Securities - None

Item 3. Default Upon Senior Securities

        The Company is presently in default under its Credit Agreement with Transworld Home HealthCare, Inc., as successor to Chase Manhattan Bank, N.A., and European American Bank, for among other things, non-payment of principal in the aggregate amount of $1,000,000. Interest on such principal as of December 20, 1996 is $41,076. The Company executed a Forbearance Agreement dated November 13, 1996 with Transworld which provided that, subject to certain conditions, the lenders would not exercise their rights and remedies under the Credit Agreement until November 12, 1996. The parties amended this forbearance agreement as of December 12, 1996 to extend the forbearance period until December 23, 1996.

Item 4. Submission of Matters to a Vote of Security Holders -- Not Applicable

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

            3.5+ Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 8, 1996.

            3.6 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q or the quarter ended January 31,
                     1996).

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

            10.8*+ Letter Agreement dated November 13, 1996, between W. James Nicol and the Company and guaranteed by Transworld Home Healthcare, Inc.

            10.9* Employment Agreement, dated as of September 9, 1996, between the Company and James R. Mieszala (incorporated by reference to Current Report on Form 8-K dated September,
                     1996).

            10.10*+ Letter Agreement dated November 13, 1996, between James R. Mieszala and the Company and guaranteed by Transworld Home HealthCare, Inc.

            10.11* Employment Agreement, dated as of September 9, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Current Report on Form 8-K dated September,
                     1996).

            10.12*+ Letter Agreement dated November 13, 1996, between Paul S. Jurewicz and the Company and guaranteed by Transworld Home HealthCare, Inc.

            10.13 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

            10.14 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

            10.15 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

            10.16 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

            10.17 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

            10.18 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                     1995).

            10.19 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14,
                     1995).

            10.20 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

            10.21 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

            10.22 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

            10.23 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

            10.24 Lease by and between Irwin Hirsh and HMI Retail Corp., Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

            10.25 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

            10.26 Stipulation of Partial Settlement dated September 16, 1996, between the Company and the Representative Plaintiffs (incorporated by reference to Form 8-K dated September, 1996).

            10.27+ Amended Stipulation of Partial Settlement dated December 19, 1996, between the Company and the Representative Plaintiffs.

            10.28 Agreement and Plan of Merger among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Form 8-K dated November 13,
                     1996).

            10.29 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13,
                     1996).

            10.30*+  1996 Non-Employee Director Stock Option Plan.

            11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

            27+      Financial Data Schedule

            * Management contract or compensatory plan or arrangement.

            + Filed with this Report.

        (b) Reports on Form 8-K

            The Company filed the following Current Report on Form 8-K during the fiscal quarter ending October 31, 1996:

            Current Report on Form 8-K dated September, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 20th day of December, 1996.

                                       HEALTH MANAGEMENT, INC.
                                       (Registrant)

                                       By: /s/ W. James Nicol
                                           W. James Nicol
                                           (Principal Executive Officer)

                                       By: /s/ Paul S. Jurewicz
                                           Paul S. Jurewicz
                                           (Principal Financial Officer)

                                INDEX TO EXHIBITS

No.        Exhibit
---        -------
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

3.5+ Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 8, 1996.

3.6 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q or the quarter ended January 31, 1996).

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

10.8*+ Letter Agreement dated November 13, 1996, between W. James Nicol and the Company and guaranteed by Transworld Home Healthcare, Inc.

10.9* Employment Agreement, dated as of September 9, 1996, between the Company and James R. Mieszala (incorporated by reference to Current Report on Form 8-K dated September, 1996).

10.10*+ Letter Agreement dated November 13, 1996, between James R. Mieszala and the Company and guaranteed by Transworld Home HealthCare, Inc.

10.11* Employment Agreement, dated as of September 9, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Current Report on Form 8-K dated September, 1996).

10.12*+ Letter Agreement dated November 13, 1996, between Paul S. Jurewicz and the Company and guaranteed by Transworld Home HealthCare, Inc.

10.13 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

10.14 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

10.15 Asset Purchase Agreement, dated as of February 21, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.16 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.17 Transition Agreement, dated as of March 31, 1995, between Caremark Inc. and HMI Illinois (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.18 Credit Agreement, dated as of March 31, 1995 among, Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.19 Security Agreement, dated as of March 31, 1995, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.20 Security Agreement and Mortgage-Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

10.21 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

10.22 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

10.23 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

10.24 Lease by and between Irwin Hirsh and HMI Retail Corp., Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

10.25 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

10.26 Stipulation of Partial Settlement dated September 16, 1996, between the Company and the Representative Plaintiffs (incorporated by Reference to Form 8-K dated September, 1996).

10.27+ Amended Stipulation of Partial Settlement dated December 19, 1996, between the Company and the Representative Plaintiffs.

10.28 Agreement and Plan of Merger among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Form 8-K dated November 13, 1996).

10.29 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

10.30*+    1996 Non-Employee Director Stock Option Plan.

11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

27+        Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

+  Filed with this Report.