Form 10-Q/A
period 1996-10-31
HEALTH MANAGEMENT INC/DE
filed 1997-02-06
CIK 791164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

This Quarterly Report on Form 10-Q/A is intended to amend certain information contained in Health Management, Inc.'s (the "Company's") Report on Form 10-Q for the quarter ended October 31, 1996 (the "Original Report"), in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Original Report, December 20, 1996 (the "Original Filing Date"). For any updated information regarding the Company since the Original Filing Date, see the Company's filings on Form 8-K for the period from December 20, 1996 through the date hereof.


The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended October 31, 1996, as hereinafter set forth:

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes or conditions affecting the transactions with Transworld Home Health Care, Inc. described herein; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its prior management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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


On November 13, 1996 the Company also entered into a Merger Agreement with Transworld pursuant to which a newly formed subsidiary of Transworld will merge into the Company and each stockholder of the Company will receive cash consideration equal to $2.00 per share. The merger is subject to certain conditions, which include, among others, approval by the Company's stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and final court approval of the Proposed Settlement. The Company believes the conditions of the merger could be satisfied by Spring, 1997. Either party may terminate the Merger Agreement if the merger is not consummated by June 30, 1997.

Because various conditions to closing the Transworld transactions have not yet been satisfied, the Company can give no assurances that the transactions contemplated by the Stock Purchase Agreement and/or the Merger Agreement will be consummated in their entirety or in the manner contemplated by the Stock Purchase Agreement and/or the Merger Agreement.

Significant Litigation. The Company has been named as a defendant in a consolidated stockholder class action lawsuit and as a nominal defendant in two derivative suits. No assurances can be given as to the outcome of such litigation and the effects on the financial condition or future results of operations of the Company. With respect to the consolidated stockholder class action lawsuit, the Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of Common Stock. As a condition to Transworld's obligation to close the Stock

Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. (See Part II, Item 1, "Legal Proceedings"). The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

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

Goodwill and Other Long Lived Assets. At October 31, 1996, the Company had goodwill of approximately $33.4 million, or 37% of its assets. A significant portion of the Company's goodwill relates to the Clozaril Patient Management Business ("CPMB") (See "Introduction of New Antipsychotic Drugs; Blood Monitoring".) It is the Company's policy to review the recoverability of goodwill and other long-lived assets periodically to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long- lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company.

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


Introduction of New Antipsychotic Drugs; Blood Monitoring. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program. To date, management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

In addition, the Company's Clozaril Patient Management Business contains multiple components including weekly blood draws to test for a side effect associated with Clozapine. The Company understands that the Food and Drug Administration may be contemplating a reduction in blood monitoring which, with no changes in the way that the Company participates in this market, could have a substantial negative impact on the Company's earnings and cash flow.

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

RESULTS OF OPERATIONS

Three months ended October 31, 1996 versus October 31, 1995

The Company's revenues were $39,740,052, an increase of $465,265 or 1.2% over revenues of 39,274,787 for the quarter ended October 31, 1995. The increase was derived from internal growth resulting from the ongoing patient referrals from existing referral sources and the addition of new referral sources over the quarter.

Gross profit margins were 20.3% for the quarter ended October 31, 1996, as compared to 23.3% for the quarter ended October 31, 1995. The gross profit margin in the quarter ended October 31, 1996 was negatively impacted by the following factors: i) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business, ii) a two month delay in gaining approval for increased Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices, and iii) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed the Company.


Operating expenses for the quarter ended October 31, 1996 were $9,501,858, an increase of $1,238,351 or 15% over the quarter ended October 31, 1995. This was primarily attributable to increased legal fees, audit fees, tax return preparation fees and consulting fees.

Loss from operations for the quarter ended October 31, 1996 was ($1,428,378) compared to a $891,534 profit for the quarter ended October 31, 1995. The primary reasons for this loss are the decline in gross profits and the increase in operating expenses described above.

Interest expense for the quarter ended October 31, 1996 was $723,694, an increase of $71,768, or 11.0% over the quarter ended October 31, 1995. The increase is attributable to increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the quarter ended October 31, 1996 was ($10,752,072) compared to a $239,608 profit for the quarter ended October 31, 1995. Expenses related to the estimated costs of settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million together with the increased legal fees, audit fees, tax return preparation fees and consulting fees and lower margins were the primary reasons for the loss.

Income taxes for the three months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of its future realization. The loss was ($10,621,418) for the quarter ended October 31, 1996 compared to net income of $139,522 for the quarter ended October 31, 1995. The net loss was primarily a result of the settlement charges and estimated costs associated with overpayments from New York State Medicaid, all previously described.

Primary and fully diluted loss per common share for the quarter ended October 31, 1996 was ($1.14) compared to earnings per common share of $.01 for the quarter ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,240 for the quarter ended October 31, 1996 and 9,405,222 for the quarter ended October 31, 1995.

Six Months Ended October 31, 1996 versus October 31, 1995

Revenues for the six months ended October 31, 1996 were $80,262,962, an increase of $2,694,145 or 3.5% in comparison to revenues for the six months ended October 31, 1995. The increase in revenues was derived from internal growth from ongoing patient referrals from existing referral sources and the addition of new referral sources.

Gross profit margins were 23.2% for the six months ended October 31, 1996, as compared to 27.0% for the comparable period in the prior year. Gross profit margins were negatively impacted by the following: (i) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business; (ii) the delay in updated Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices; and (iii) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed on the Company.

Operating expenses for the six months ended October 31, 1996 were $18,589,389, an increase of $1,876,716 or 11.2% over the comparable period last year. This was primarily attributable to increased legal fees, audit fees, tax return preparation fees and consulting fees.

Loss from operations for the six months ended October 31, 1996 was ($4,342) loss compared to a $4,202,714 profit in the comparable period last year. The primary reasons for the loss are the decline in gross profits and the increased operating expenses described above.

Interest expense for the six months ended October 31, 1996 was $1,463,231, an increase of $200,369 or 15.9% over the six months ended October 31, 1995. The increase was driven by increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the six months ended October 31, 1996 was $10,067,573 compared to income of $2,939,852 for the six months ended
October 31, 1995. Expenses related to the estimated costs of the settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million, together with increased legal fees, audit fees, tax return preparation fees and consulting fees and lower margins were the primary reasons for the loss.

Income taxes for the six months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of its future realization.

The net loss for the six months ended October 31, 1996 was ($10,189,530) compared to net income of $1,728,260 for the period ended October 31, 1995. The net loss was primarily a result of the settlement charges of $7.2 million, estimated costs associated with overpayments from New York State Medicaid of $1.4 million, the increased operating expenses previously discussed and lower margins.

Primary and fully diluted loss per common share for the six months ended October 31, 1996 were ($1.09) compared to earnings per common share of $0.18 for the six months ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,240 for the six months ended October 31, 1996 and 9,425,071 for the six months ended October 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $1,965,901 in the Company's cash and cash equivalents to $1,314,294 at October 31, 1996 was attributable to cash used in operating activities.

Working capital at October 31, 1996 was a negative $6,675,274, a decrease of $9,166,893 from April 30, 1996. Current assets decreased $5,250,451 due to a decrease in cash and cash equivalents of $1,965,901, an increase in net accounts receivable of $2,533,227, an increase in inventories of $331,569, a decrease in tax refund receivable of $6,710,637, an increase in deferred tax assets of $1,110,000 and a decrease in prepaid expenses of $548,709.

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
                                                ===========         ===========

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      Condensed Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                         October 31, 1996       April 30, 1996
                                         ----------------       --------------
                                           (Unaudited)             (Audited)
  CURRENT LIABILITIES:
  Accounts Payable                         $ 18,887,619          $ 20,714,836
  Accrued Unusual Charges
    and Settlement Costs                      9,610,446             3,559,000
  Accrued Expenses                            1,213,994             1,526,119
  Current Maturities of
  Long Term Debt                             28,750,366            28,746,028
                                           ------------          ------------
  TOTAL CURRENT LIABILITIES                  58,462,425            54,545,983

  Long Term Debt, Less Current
  Maturities                                  3,753,503             4,006,077
                                           ------------          ------------
  TOTAL LIABILITIES                          62,215,928            58,552,060

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
                                           ============          ============

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                  Three Months Ended             Six Months Ended
                                      October 31,                   October 31,
                                 1996            1995          1996            1995
                             ------------    -----------   ------------    -----------
Revenues                     $ 39,740,052    $39,274,787   $ 80,262,962    $77,568,817
Costs of Sales                 31,666,572     30,119,746     61,677,465     56,652,980
                             ------------    -----------   ------------    -----------
Gross Profit                    8,073,480      9,155,041     18,585,497     20,915,837
                             ------------    -----------   ------------    -----------
Operating Expenses:
  Selling                       1,566,432      1,206,433      2,799,749      2,291,635
  General and Administrative    7,935,426      7,057,074     15,790,090     14,421,488
                             ------------    -----------   ------------    -----------
                                9,501,858      8,263,507     18,589,839     16,713,123
                             ------------    -----------   ------------    -----------
Income  (Loss) from
  Operations                   (1,428,378)       891,534        ( 4,342)     4,202,714
Settlement and Other Costs      8,600,000             --      8,600,000             --
Interest Expense                  723,694        651,926      1,463,231      1,262,862
                             ------------    -----------   ------------    -----------
Income (Loss) Before
  Income Taxes                (10,752,072)       239,608    (10,067,573)     2,939,852
Income Taxes                     (130,654)       100,086        121,957      1,211,592
                             ------------    -----------   ------------    -----------
Net Income (Loss)            ($10,621,418)   $   139,522   ($10,189,530)   $ 1,728,260
                             ============    ===========   ============    ===========

Earnings (Loss) Per Common
  Share:
Primary                            ($1.14)         $0.01         ($1.09)         $0.18
Fully Diluted                      ($1.14)         $0.01         ($1.09)         $0.18

Weighted Average
Shares Outstanding
Primary                         9,328,240      9,405,222      9,328,240      9,425,071
Fully Diluted                   9,328,240      9,405,222      9,328,240      9,425,071

            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow

                                           For The Six Months Ended October 31
                                                        (Unaudited)
                                                    1996            1995
                                               ------------    ------------
    Cash Flows from Operating
    Activities:
    Net Income (Loss)                           ($10,189,530)   $  1,728,260
    Adjustments to Reconcile Net
    Income (Loss) to Net Cash provided by (used in)
    Operating Activities:
    Depreciation & Amortization                   1,293,581       1,302,574
    Provision for Doubtful Accounts               3,428,929       3,429,901
    Deferred Taxes                               (1,110,000)       (351,168)
    Increase (Decrease) in Cash Flows
    From Changes in Operating Assets
    and Liabilities:
    Accounts Receivable                          (5,962,156)    (12,802,321)
    Inventory                                      (331,569)     (3,055,905)
    Prepaid Expenses and Other                      548,709          91,802
    Other Assets                                    501,863         (12,535)
    Accounts Payable                             (1,827,217)      6,209,920
    Receivable from Seller                              -          (403,000)
    Accrued Expenses                               (312,125)      2,852,438
    Accrued Unusual Charges                       6,051,446             -
    Tax Refund Receivable                         6,710,637        (620,380)
                                               ------------    ------------
    Net Cash Provided by (used in)
     Operating Activities                        (1,197,432)     (1,630,414)
    Cash Flows from Investing Activities:
    Capital Expenditures                           (520,233)     (1,037,034)
                                               ------------    ------------
    Net Cash (Used In) Investing Activities        (520,233)     (1,037,034)

    Cash Flows from Financing Activities:
      Increase in Bank Loan,
       Borrowing on Credit Facility                     -         2,150,000
      Principal Payments on Long-Term Debt         (248,236)         (3,266)
      Proceeds from Exercise of Stock Options           -            51,875
                                               ------------    ------------
    Net Cash Used in Financing Activities          (248,236)      2,198,609

    Net Decrease in Cash & Cash Equivalents      (1,965,901)       (468,839)

    Cash and Cash Equivalents, at Beginning
     of Period                                    3,280,195       4,562,712
                                               ------------    ------------

    Cash and Cash Equivalents, at End
     of Period                                 $  1,314,294    $  4,093,873
                                               ============    ============
    Supplemental Disclosures of Cash Flow
    Information:
    Cash Paid for Interest                        1,177,870         924,511
    Cash Paid (Refund) for Taxes                 (5,441,907)      2,202,380

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

Note 2: Contingency

The Company and certain of its past and current officers and directors and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company will not be required to answer or otherwise move in the action until January 6, 1997. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase
2,200,000 shares of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

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

Hyperion Partners II, L.P., a major shareholder of Transworld, has agreed to purchase Bindley Western's receivables and Bindley Western has agreed to dismiss the suit and the parties are negotiating final documentation.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 6th day of February, 1997.

                                       HEALTH MANAGEMENT, INC.
                                       (Registrant)

                                       By: /s/ W. James Nicol
                                           W. James Nicol
                                           (Principal Executive Officer)