Form 10-Q/A
period 1996-07-31
HEALTH MANAGEMENT INC/DE
filed 1997-03-24
CIK 791164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended July 31, 1996  Commission File No. 0-18472

                            HEALTH MANAGEMENT, INC.

               (Exact name of registrant as specified in charter)

                   Delaware                            75-2096632
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)


               1371-A Abbott Court, Buffalo Grove, Illinois 60089
            -------------------------------------------------------
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

                           YES     X               NO
                               ---------
  As of September 13, 1996, there were outstanding 9,328,240 shares of common stock, $.03 par value.

                       This reports consists of 27 pages.

                            HEALTH MANAGEMENT, INC.

                                 July 31, 1996

                               TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION:

          Item 1.  Financial Statements                                        3

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     3 - 7



Part II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings                                     16 - 17

          Item 2.  Changes in Securities                                      18

          Item 3.  Defaults Upon Senior Securities                            18

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                           18

          Item 5.  Other Information                                          18

          Item 6.  Exhibits and Reports on Form 8-K                      18 - 21

          SIGNATURES                                                          22

          EXHIBITS                                                       23 - 27

This Quarterly Report on Form 10-Q/A is intended to amend certain information contained in Part I, Items 1 and 2, Part II, Items 5 and 6 of Health Management, Inc.'s (the "Company's") Report on Form 10-Q for the quarter ended July 31,1996 (the "Original Report") in order to insure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Original Report, September 16, 1996. See Note 3 to the Condensed Consolidated Financial Statements.

Part I of the original report is hereby amended in its entirety as follows:

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its former management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; future acquisitions or strategic partnerships; general businesses and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The financial information discussed herein has been restated. (See Note 3 to the Condensed Consolidated Financial Statements).

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

RESULTS OF OPERATIONS

Three months ended July 31, 1996 versus July 31, 1995

The Company's revenues were $40,522,910 for the quarter ended July 31, 1996, an increase of $2,228,880 or 5.8% over revenues of $38,294,030 for the three months ended July 31, 1995. The increase in revenues was derived from internal growth resulting from the expansion of the Lifecare Program into new disease states, ongoing patient referrals from existing referral sources, and the addition of new referral sources over the course of the comparable periods.

Gross profit margins were 21.4% for the quarter ended July 31, 1996, as compared to 30.7% for the quarter ended July 31, 1995. The decrease in the gross profit rate represents an overall reduction in reimbursement rates from third party payors which reflects the pricing pressures exerted by managed care payors on the Company, in particular, and across the healthcare industry, generally.

Operating expenses for the quarter ended July 31, 1996 were $9,087,981, an increase of $638,365 or 7.6% over the quarter ended July 31, 1995. This increase was principally attributable to increased legal expenses associated with the ongoing shareholder litigation and related issues; legal expenses for the quarter ended July 31, 1996 were approximately $700,000.

Loss from operations for the quarter ended July 1996 was ($426,576), a decrease of $3,737,756 or 113% from the quarter ended July 31, 1995. The decline in the gross profit rate from 1996 to 1997 of 9.3 percentage points is the primary reason for the decline in income from operations.

Interest expense for the quarter ended July 31, 1996 was $739,537, an increase of $128,601 or 21% over the quarter ended July 31, 1995. This increase is attributable to increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the quarter ended July 31, 1996 was ($1,166,113), a decrease of $3,866,357 or 143% from the quarter ended July 31, 1995. The decrease is attributable to the reduced gross profit margins and increased operating and interest expenses.

Income taxes for the three months ended July 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of its future realization.

Net loss for the quarter ended July 31, 1996 was ($1,288,070), a decrease of $2,876,808 or 181% from the quarter ended July 31, 1995.

Primary and fully diluted loss per common share for the quarter ended July
31, 1996 were both ($0.14) compared to earnings per share of Common Stock of $0.17 for the quarter ended July 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,240 and 9,333,528, respectively, for the quarter ended July 31, 1996 and 9,444,919 for the quarter ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $1,694,493 in the Company's cash and cash equivalents to $1,585,702 at July 31, 1996 was attributable to cash used in operating activities.

Working capital at July 31, 1996 was $1,422,610, a decrease of $1,069,009 from April 30, 1996. Current assets decreased $2,637,517 due to a decrease in cash and cash equivalents of $1,694,493, an increase in accounts receivable of $502,146, a decrease in tax refund receivable of $2,154,876, an increase in inventory of $411,211, an increase in deferred taxes of $550,000 and a decrease in prepaid expenses of $251,505.

Current liabilities decreased $1,568,508 principally due to a decrease in accounts payable of $416,088 and a decrease in accrued unusual charges of $1,408,304.

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

                           HEALTH MANAGEMENT, INC.
                              AND SUBSIDIARIES


            INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Balance Sheets as of July 31, 1996 (Unaudited)
and April 30, 1996 (Audited)                                                9-10

Statements of Operations for the Three Months Ended
July 31, 1996 and July 31, 1995 (Unaudited)                                   11

Statements of Cash Flow for the Three Months Ended July 31, 1996
and 1995 (Unaudited)                                                          12

Statement of Stockholders' Equity for the Three Months
Ended July 31, 1996 (Unaudited)                                               13

Notes to Condensed Consolidated Financial Statements (Unaudited)           14-15

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   Restated
                                              July 31, 1996  April 30, 1996
                                              -------------  --------------
                                                (Unaudited)       (Audited)

     CURRENT ASSETS:
     Cash and cash equivalents                   $1,585,702      $3,280,195

     Accounts Receivable, Less Allowance for
     Doubtful Accounts                           36,959,345      36,457,199
     Inventories                                  7,212,031       6,800,820
     Tax Refund Receivable                        5,882,154       8,037,030
     Deferred Taxes                               2,357,000       1,807,000
     Prepaid expenses and other                     403,853         655,358
                                                -----------     -----------
     TOTAL CURRENT ASSETS                        54,400,085      57,037,602

     IMPROVEMENTS and EQUIPMENT, Less
     Accumulated Depreciation and
     Amortization                                 3,680,009       3,825,974


     GOODWILL                                    33,711,294      34,008,496

     OTHER                                        1,167,110       1,043,607
                                                -----------     -----------
                                                $92,958,498     $95,915,679
                                                ===========     ===========












            See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                          Restated
                                     July 31, 1996  April 30, 1996
                                     -------------  --------------
                                       (Unaudited)       (Audited)

   CURRENT LIABILITIES:
   Accounts Payable                    $20,298,748     $20,714,836
   Accrued Unusual Charges               2,150,696       3,559,000
   Accrued Expenses                      1,778,096       1,526,119
   Current Maturities of
   Long Term Debt                       28,749,935      28,746,028
                                       -----------     -----------

   TOTAL CURRENT LIABILITIES            52,977,475      54,545,983

   Long Term Debt, Less Current
   Maturities                            3,905,474       4,006,077
                                       -----------     -----------

   TOTAL LIABILITIES                    56,882,949      58,552,060

   COMMITMENTS and CONTINGENCIES

   STOCKHOLDERS' EQUITY
   Preferred Stock-$.01 Par Value:
   Shares Authorized - 1,000,000
   Issued and Outstanding, none
   Common Stock-$.03 Par Value:
   Shares Authorized - 20,000,000
   Issued and Outstanding-9,328,240        279,848         279,848
   Additional Paid-in Capital           38,138,771      38,138,771
   Accumulated Deficit                  (2,343,070)     (1,055,000)
                                       -----------     -----------

   TOTAL STOCKHOLDERS' EQUITY           36,075,549      37,363,619
                                       -----------     -----------

                                       $92,958,498     $95,915,679
                                       ===========     ===========



            See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Three Months Ended July 31



                                             Restated
                                                 1996         1995
                                                 ----         ----

   Revenues                               $40,522,910  $38,294,030
   Cost of Sales                           31,861,505   26,533,234
                                          -----------  -----------

   Gross Profit                             8,661,405   11,760,796
                                          -----------  -----------

   Operating Expenses:

       Selling                              1,233,317    1,085,202
       General and Administrative           7,854,664    7,364,414
                                          -----------  -----------

                                            9,087,981    8,449,616
                                          -----------  -----------

   Income (Loss) from Operations             (426,576)   3,311,180

   Interest Expense                           739,537      610,936
                                          -----------  -----------

   Income (Loss) Before Income Taxes       (1,166,113)   2,700,244

   Income Taxes                               121,957    1,111,506
                                          -----------  -----------

   Net Income                             ($1,288,070) $ 1,588,738
                                          ===========  ===========

   Earnings (loss) Per Common Share:
   Primary                                     ($0.14)       $0.17
   Fully Diluted                               ($0.14)       $0.17

   Weighted Average Shares Outstanding:
   Primary                                  9,328,240    9,444,919
   Fully Diluted                            9,333,528    9,444,919






            See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       For The Three Months Ended July 31

                                                              (Unaudited)
                                                       Restated
                                                           1996        1995
                                                       --------        ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (loss)                                      ($1,288,070) $1,588,738
Adjustments to Reconcile Net
Income to Net Cash provided by (used in)
Operating Activities:
Depreciation and Amortization                              646,345      653,391
Provision for Doubtful Accounts                          1,634,915    1,814,812
Deferred Taxes                                            (550,000)     (24,321)
Increase (Decrease) in Cash Flows
From Changes in Operating Assets
and Liabilities:
Accounts Receivable                                     (2,137,061)  (5,772,364)
Inventory                                                 (411,211)    (981,222)
Other Receivables                                                -   (2,055,192)
Prepaid Expenses and Other                                 251,505      316,553
Other Assets                                              (123,503)     (86,773)
Accounts Payable                                          (416,088)   4,799,873
Accrued Expenses                                           251,977     (714,393)
Accrued Unusual Charges                                 (1,408,304)           -
Tax Refund Receivable                                    2,154,876      480,956
                                                        ----------   ----------
NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES    (1,394,619)      20,058
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                      (203,178)     (96,702)
                                                        ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                     (203,178)     (96,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on Credit Facility                                     -      750,000
Principal Payments on Long-Term Debt                       (96,696)    (812,439)
Proceeds from Exercise of Stock Options                          -       31,125
                                                        ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES                      (96,696)     (31,314)
                                                        ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (1,694,493)    (107,958)
Cash and Cash Equivalents, at Beginning
   of Period                                             3,280,195    4,562,712
                                                        ----------   ----------
Cash and Cash Equivalents, at End
   of Period                                            $1,585,702   $4,454,754
                                                        ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest                                    $432,719     $365,573
Cash Paid (Refund) for Taxes                           ($1,712,294)    $395,880


            See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Three Months Ended July 31, 1996
                                    Restated
                                  (Unaudited)




                                 Common Stock
                                $.03 Par Value      Additional
                               -----------------    Paid-in       Accumulated
                               Shares     Amount    Capital       Deficit
                               ------     ------    -------       -------

  Balance, May 1, 1996         9,328,240  $279,848  $38,138,771  ($1,055,000)

  Net loss for the Three
  Months Ended
  July 31, 1996                                                   (1,288,070)
                               ---------  --------  -----------   ----------
  Balance, July 31, 1996       9,328,240  $279,848  $38,138,771  ($2,343,070)
                               =========  ========  ===========   ==========


























            See Notes to Condensed Consolidated Financial Statements

                           HEALTH MANAGEMENT, INC.
                              AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2: CONTINGENCIES

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

NOTE 3: RESTATEMENT

The Company has restated its quarterly financial statements for the quarter ended July 31, 1996 related to certain errors in the computation, accumulation and summarization of its accounts payable, as follows:

Net income, as previously reported         $   432,000

Adjustment - understatement of accounts
 payable and cost of sales                  (1,851,000)
Less tax benefit of adjustments                131,000
                                           -----------
                                            (1,720,000)
                                           -----------
Net loss, as restated                      $(1,288,000)
                                           ===========
Earnings per common share, as previously
 reported - primary and fully diluted           $0.05
Adjustments, net of tax                         (0.19)
                                           -----------
Loss per common share, as
 restated - primary and fully diluted      $    (0.14)
                                           ===========

The tax benefit of the adjustments is less than the statutory rate since the Company did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainly of its future realization.

Items 5 and 6 of Part II of the Original Report are hereby amended in their entirety as follows:

ITEM 5.  OTHER INFORMATION

On March 17, 1997, the Company issued a press release, a copy of which is attached as Exhibit 99-1 to this Quarterly Report on this Form 10-Q/A.

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

     10.3* 1989 Stock Option Plan (incorporated by reference to
           Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co. (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

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

     10.9* Employment Agreement, dated as of December 18, 1995, between the Company and Paul S. Jurewicz (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

    23 Consent of BDO Seidman, LLP (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

    27     Financial Data Schedule

    99-1** Press release dated March 17, 1997, issued by the Company.


*   Management contract or compensatory plan or arrangement.

**  Filed with this Report.

          (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 24th day of March, 1997.



                           HEALTH MANAGEMENT, INC.
                           (Registrant)


                           By:  /s/  W. James Nicol
                           ----------------------------------------------------
                           W. James Nicol
                           (Principal Executive Officer and Financial Officer))

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

     10.3* 1989 Stock Option Plan (incorporated by reference to
           Registration Statement on Form S-1, Registration No. 33-46996).

     10.4 Lease dated April 20, 1990 on Company's Ronkonkoma, New York facility between the Company and Four L Realty Co. (incorporated by reference to Registration Statement on Form S-1, Registration No. 33-46996).

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

     10.9* Employment Agreement, dated as of December 18, 1995, between the Company and Paul S. Jurewicz (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

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

    23     Consent of BDO Seidman, LLP (incorporated by reference to
           Annual Report on Form 10-K/A for the fiscal year ended April 30,
           1996).

    27**   Financial Data Schedule

    99-1** Press release dated March 17, 1997, issued by the Company.


*    Management contract or compensatory plan or arrangement.

**   Filed with this Report.