Form 10-Q/A
period 1996-10-31
HEALTH MANAGEMENT INC/DE
filed 1997-03-24
CIK 791164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A-2

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended October 31, 1996
                          Commission File No. 0-18472

                            HEALTH MANAGEMENT, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                      75-2096632
----------------------------------------------------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation)

            1371-A Abbott Court, Buffalo Grove, Illinois      60089
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

                                 YES X   NO
                                    ---     ---

As of December 19, 1996, there were outstanding 9,330,182 shares of common stock, $.03 par value.

                            HEALTH MANAGEMENT, INC.

                                October 31, 1996

                               TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
Part I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements                                    3

          Item 2.   Management's Discussion and
                    Analysis of Financial
                    Condition and Results of Operations                  3-12


Part II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                                   22-24

          Item 2.   Changes in Securities                                  24

          Item 3.   Defaults Upon Senior Securities                        24

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       24

          Item 5.   Other Information                                      24

          Item 6.   Exhibits and Reports on Form 8-K                    25-28

          SIGNATURES                                                       29

This Quarterly Report on Form 10-Q/A-2 is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Items 5 and 6 of Health Management, Inc.'s (the "Company's") Report on Form 10-Q, as amended by the Company's Report on Form 10-Q/A, for the quarter ended October 31, 1996 (the "Original Report"), in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Form 10-Q, December 20, 1996. See Note 3 to the Condensed Consolidated Financial Statements.

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

RECENT EVENTS AND OTHER CONSIDERATIONS

Financial Condition. As a result of the restatements and special charges recorded in the Company's financial statements for the fiscal years 1995 and 1996, the Company recorded significant charges to its balance sheet including reductions of the Company's working capital, retained earnings and stockholders' equity. The Company was in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender, for among other things, failure to make a $1,000,000 principal amount repayment. This senior debt, the principal amount of which aggregate approximately $28.3 million, was acquired by Transworld Home HealthCare, Inc., a New York corporation ("Transworld"), on November 13, 1996, the date on which Transworld entered into a stock purchase agreement and merger agreement with the Company. Also on November 13, 1996, Transworld agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. (See "Transworld Transaction" below.) In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, has acquired the obligations of the Company due to Foxmeyer Drug Co., and has informed the Company that it is in final negotiations to acquire the obligations of the Company due to Bindley Western, Inc. and Caremark, Inc. The obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. are in the aggregate amount of approximately $18.2 million. There are no assurances that Transworld will extend the forbearance agreement past December 23, 1996 and, if no such agreement is reached, it is likely that the Company will seek protection under the Federal Bankruptcy laws.

Transworld Transaction. In November 1996, Transworld acquired the Company's outstanding bank debt, in the aggregate principal amount of $28.3 million, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the forbearance agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. Also, on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares (the "Shares") of common stock of the Company ("Common Stock"), representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 2% of the Common Stock. The closing of this transaction is currently scheduled to occur on or about December 23, 1996, subject to the satisfaction of certain conditions including, among others, approval of Transworld's lenders and preliminary court approval of a settlement of the consolidated class action lawsuit for $7.2 million in cash, which preliminary court approval was granted on December 20, 1996 (the "Proposed Settlement"). The consideration for the Shares includes: (i) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit agreement for a specified period of time (as discussed above), (iv) Transworld agreeing to extend additional amounts (as discussed above) under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and (vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates $8,964,292, a portion will be used to repay any amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 and interest thereon. The option will have an exercise price of $1.00 per share and will have a one-year term.

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

Changes in Management. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named President and Chief Executive Officer of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in February 1996. James R. Mieszala, formerly of Caremark, Inc., who became president of Homecare Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995, was also named the Executive Vice President of the Company in April 1996. On December 13, 1996, Mr. Jurewicz submitted notice of his intent to resign, effective January 31, 1997, to assume a new position. The Company expects that Mr. Nicol will thereafter assume, on an interim basis, the additional duties of Chief Financial Officer. The Company has experienced substantial turnover of its senior management group over the past twelve months and several of the Company's executive officers have been in their current positions for only a limited period of time. The Company's future growth and success depends, in large part, upon its ability to obtain, retain and expand its staff of executive and professional personnel. The Company's ability to successfully conclude the Transworld transaction may likewise depend on its ability to retain its key personnel to manage through the transition. There can be no assurances that the Company will be successful in its efforts to attract and retain such personnel.

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

Introduction of New Antipsychotic Drugs; Blood Monitoring. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential new products in various stages of the FDA review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program. To date, management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

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

RESULTS OF OPERATIONS

Three months ended October 31, 1996 versus October 31, 1995

The Company's revenues were $39,740,052, an increase of $465,265 or 1.2% over revenues of $39,274,787 for the quarter ended October 31, 1995. The increase was derived from internal growth resulting from the ongoing patient referrals from existing referral sources and the addition of new referral sources over the course of the comparable periods.

Gross profit margins were 18.3% for the quarter ended October 31, 1996, as compared to 23.3% for the quarter ended October 31, 1995. The decrease in the gross profit rate represents an overall reduction in reimbursement rates from third party payors, which reflects pricing pressures exerted by managed care payors on the Company, in particular, and across the healthcare industry, generally. In addition, the gross profit margin in the quarter ended October 31, 1996 was negatively impacted by the following factors: (i) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business, (ii) a two month delay in gaining approval for increased Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices, and (iii) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed the Company.

Operating expenses for the quarter ended October 31, 1996 were $10,901,858, an increase of $2,638,351 or 32% over the quarter ended October 31, 1995. This was primarily attributable to: (i) estimated costs associated with overpayments from New York State Medicaid of $1.4 million (unusual charge) and (ii) increased legal, audit, tax return preparation and consulting fees.

Loss from operations for the quarter ended October 31, 1996 was ($3,621,673) compared to a $891,534 profit for the quarter ended October 31, 1995. The primary reasons for this loss are the decline in gross profits and the increase in operating expenses described above.

Interest expense for the quarter ended October 31, 1996 was $723,694, an increase of $71,768, or 11.0% over the quarter ended October 31, 1995. The increase is attributable to increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the quarter ended October 31, 1996 was ($11,545,367) compared to a $239,608 profit for the quarter ended October 31, 1995. Expenses related to the estimated costs of settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million together with the increased legal, audit, tax return preparation and consulting fees and lower margins were the primary reasons for the loss.

Income taxes for the three months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization.

The net loss was ($11,545,367) for the quarter ended October 31, 1996 compared to net income of $139,522 for the quarter ended October 31, 1995. The net loss was primarily a result of the settlement costs and estimated costs associated with overpayments from New York State Medicaid, as well as reduced margins and increased operating expenses, all previously described.

Primary and fully diluted loss per common share for the quarter ended October 31, 1996 was ($1.24) compared to earnings per common share of $.01 for the quarter ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,887 for the quarter ended October 31, 1996 and 9,405,222 for the quarter ended October 31, 1995.

Six Months Ended October 31, 1996 versus October 31, 1995

Revenues for the six months ended October 31, 1996 were $80,262,962, an increase of $2,694,145 or 3.5% in comparison to revenues for the six months ended October 31, 1995. The increase in revenues was derived from internal growth from ongoing patient referrals from existing referral sources and the addition of new referral sources over the course of the comparable periods.

Gross profit margins were 19.9% for the six months ended October 31, 1996, as compared to 27.0% for the comparable period in the prior year. The decrease in the gross profit rate represents an overall reduction in reimbursement rates from third party payors, which reflects pricing pressures exerted by managed care payors on the Company, in particular, and across the healthcare industry, generally. In addition, the gross profit margins were negatively impacted by the following: (i) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient management Business; (ii) the delay in updated Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices; and (iii) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors recently placed the Company.

Operating expenses for the six months ended October 31, 1996 were $19,989,839, an increase of $3,276,716 or 19.6% over the comparable period last year. This was primarily attributable to: (i) estimated costs associated with overpayments from New York State Medicaid of $1.4 million (unusual charge) and (ii) increased legal, audit, tax return preparation and consulting fees.

Loss from operations for the six months ended October 31, 1996 was ($4,048,249) compared to a $4,202,714 profit in the comparable period last year. The primary reasons for the loss are the decline in gross profits and the increased operating expenses described above.

Interest expense for the six months ended October 31, 1996 was $1,463,231, an increase of $200,369 or 15.9% over the six months ended October 31, 1995. The increase was driven by increased borrowings under the Company's line of credit partially offset by reduced interest expense related to the Company's term loan.

Loss before income taxes for the six months ended October 31, 1996 was ($12,711,480) compared to income of $2,939,852 for the six months ended October 31, 1995. Expenses related to the estimated costs of the settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million, together with increased legal fees, audit fees, tax return preparation fees and consulting fees and lower margins were the primary reasons for the loss.

Income taxes for the six months ended October 31, 1996 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization.

The net loss for the six months ended October 31, 1996 was ($12,833,437) compared to net income of $1,728,260 for the period ended October 31, 1995. The net loss was primarily a result of the settlement charges of $7.2 million, estimated costs associated with overpayments from New York State Medicaid of $1.4 million, the increased operating expenses previously discussed and lower margins.

Primary and fully diluted loss per common share for the six months ended October 31, 1996 were ($1.38) compared to earnings per common share of $0.18 for the six months ended October 31, 1995. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,328,564 for the six months ended October 31, 1996 and 9,425,071 for the six months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $1,965,901 in the Company's cash and cash equivalents to $1,314,294 at October 31, 1996 was attributable to cash used in operating activities.

Working capital at October 31, 1996 was a negative $9,312,181, a decrease of $11,803,800 from April 30, 1996. Current assets decreased $5,250,451 due to a decrease in cash and cash equivalents of $1,965,901, an increase in net accounts receivable of $2,533,227, an increase in inventories of $331,569, a decrease in tax refund receivable of $6,710,637, an increase in deferred tax assets of $1,110,000 and a decrease in prepaid expenses of $548,709.

Current liabilities increased $6,553,349 from April 30, 1996 principally due to an increase of $6,044,446 in accrued unusual charges and settlement costs and an increase in accounts payable of $816,690. The increase in accrued unusual charges and settlement costs is a result of the accrual of $7.2 million for the settlement of the stockholder class action litigation and the accrual of $1.4 million to settle overpayments from New York State Medicaid and the payment of approximately $2.5 million of such charges accrued as of April 30, 1996.

On November 13, 1996, Transworld acquired the Company's outstanding bank debt, in the aggregate principal amount of $28.3 million, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed in its discretion to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the forbearance agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld.

Also on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares of Common Stock, representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 2% of the Common Stock. The closing of this transaction is currently scheduled to occur on or about December 23, 1996, subject to the satisfaction of certain conditions. The conditions to closing the stock purchase transaction include, among others, approval of Transworld's lenders and preliminary court approval of the Proposed Settlement. The consideration for the Shares includes: (i) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit Agreement for a specified period of time (as discussed more fully above), (iv) Transworld agreeing to extend additional amounts under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and
(vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates $8,964,292, a portion will be used to repay any amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 and interest thereon. The option will have an exercise price of $1.00 per share and will have a one-year term.

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

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.
                                                                        --------
Balance Sheets as of October 31, 1996 (Unaudited)
and April 30, 1996 (Audited)                                             14-15

Statements of Operations for the Three and Six Months Ended
October 31, 1996 and October 31, 1995 (Unaudited)                           16

Statements of Cash Flow for the Six Months Ended October 31, 1996 and
October 31,1995 (Unaudited)                                                 17

Statement of Stockholders' Equity for the Six Months
Ended October 31, 1996 (Unaudited)                                          18

Notes to Condensed Consolidated Financial Statements (Unaudited)         19-21

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                Restated
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
                                                ===========     ===========


     See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    Restated
                                                October 31, 1996  April 30, 1996
                                                ----------------  --------------
                                                  (Unaudited)       (Audited)
CURRENT LIABILITIES:
Accounts Payable                                   $ 21,531,526     $20,714,836
Accrued Unusual Charges and Settlement Costs          9,603,446       3,559,000
Accrued Expenses                                      1,213,994       1,526,119
Current Maturities of Long Term Debt                 28,750,366      28,746,028
                                                   ------------     -----------
TOTAL CURRENT LIABILITIES                            61,099,332      54,545,983
Long Term Debt, Less Current Maturities               3,753,503       4,006,077
                                                   ------------     -----------
TOTAL LIABILITIES                                    64,852,835      58,552,060
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock - $0.01 Par Value:
Shares Authorized - 1,000,000
Issued and Outstanding, none
Common Stock - $0.03 Par Value:
Shares Authorized - 20,000,000
Issued and Outstanding - 9,330,182  and
9,328,240
shares, respectively                                    279,906         279,848
Additional Paid-in Capital                           38,145,713      38,138,771
Accumulated Deficit                                 (13,888,437)     (1,055,000)
                                                   ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                           24,537,182      37,363,619
                                                   ------------     -----------
                                                   $ 89,390,017     $95,915,679
                                                   ============     ===========

     See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                   Three Months Ended            Six Months Ended
                                       October 31,                  October 31,
                               ---------------------------  ---------------------------
                                   1996           1995          1996           1995
                                   ----           ----          ----           ----
                                 Restated                     Restated
Revenues                       $ 39,740,052    $39,274,787  $ 80,262,962    $77,568,817
Cost of Sales                    32,459,867     30,119,746    64,321,372     56,652,980
                               ------------    -----------  ------------    -----------
Gross Profit                      7,280,185      9,155,041    15,941,590     20,915,837
                               ------------    -----------  ------------    -----------
Operating Expenses:
 Selling                          1,566,432      1,206,433     2,799,749      2,291,635
 General & Administrative         7,935,426      7,057,074    15,790,090     14,421,488
 Unusual Charge                   1,400,000           ----     1,400,000           ----
                               ------------    -----------  ------------    -----------
                                 10,901,858      8,263,507    19,989,839     16,713,123
                               ------------    -----------  ------------    -----------
Income (Loss) from Operations    (3,621,673)       891,534    (4,048,249)     4,202,714
Settlement Costs                  7,200,000           ----     7,200,000           ----
Interest Expense                    723,694        651,926     1,463,231      1,262,862
                               ------------    -----------  ------------    -----------
Income (Loss) Before Income
Taxes                           (11,545,367)       239,608   (12,711,480)     2,939,852
Income Taxes                           ----        100,086       121,957      1,211,592
                               ------------    -----------  ------------    -----------
Net Income (Loss)              ($11,545,367)   $   139,522  ($12,833,437)   $ 1,728,260
                               ============    ===========  ============    ===========
Earnings (Loss) Per Common
Share:
Primary                              ($1.24)   $      0.01        ($1.38)   $      0.18
Full Diluted                         ($1.24)   $      0.01        ($1.38)   $      0.18

Weighted Average
Shares Outstanding:
Primary                           9,328,887      9,405,222     9,328,564      9,425,071
Fully Diluted                     9,328,887      9,405,222     9,328,564      9,425,071

            See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 For the Six Months Ended October 31
                                                             (Unaudited)
                                                         1996           1995
                                                     -------------  ------------
                                                       Restated
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)                                    ($12,833,437)  $ 1,728,260
Adjustments to Reconcile Net
Income (Loss) to Net Cash provided by (used in)
Operating Activities:
Depreciation and Amortization                           1,293,581     1,302,574
Provision for Doubtful Accounts                         3,428,929     3,429,901
Deferred Taxes                                         (1,110,000)     (351,168)
Increase (Decrease) in Cash Flows
From Changes in Operating Assets
and Liabilities:
Accounts Receivable                                    (5,962,156)  (12,802,321)
Inventory                                                (331,569)   (3,055,905)
Prepaid Expenses and Other                                548,709        91,802
Other Assets                                              501,863       (12,535)
Accounts Payable                                          816,690     6,209,920
Receivable from Seller                                         --      (403,000)
Accrued Expenses                                         (312,125)    2,852,438
Accrued Unusual Charges and Settlement Costs            6,051,446           ---
Tax Refund Receivable                                   6,710,637      (620,380)
                                                     ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES                  (1,197,432)   (1,630,414)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                     (520,233)   (1,037,034)
                                                     ------------   -----------
NET CASH USED IN INVESTING ACTIVITIES                    (520,233)   (1,037,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Bank Loan,
Borrowing on Credit Facility                                   --     2,150,000
Principal Payments on Long-Term Debt                     (248,236)       (3,266)
Proceeds from Exercise of Stock Options                        --        51,875
                                                     ------------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (248,236)    2,198,609
                                                     ------------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,965,901)     (468,839)

Cash and Cash Equivalents, at Beginning of Period       3,280,195     4,562,712
                                                     ------------   -----------
Cash and Cash Equivalents, at End of Period          $  1,314,294   $ 4,093,873
                                                     ============   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid for Interest                               $  1,177,870   $   924,511
Cash Paid (Refund) for Taxes                         $ (5,441,907)  $ 2,202,380


See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six Months Ended October 31, 1996
                                    Restated
                                  (Unaudited)



                                          Common Stock
                                          $.03 Par Value
                                          --------------                 Additional
                                                                           Paid-in           Accumulated
                                        Shares           Amount            Capital             Deficit
                                       ---------        ---------        -----------        -------------
Balance May 1, 1996                    9,328,240         $279,848        $38,138,771         ($1,055,000)

Issuance of common shares                  1,942               58              6,942

Net Loss for the Six
Months Ended
October 31, 1996                                                                             (12,833,437)
                                       ---------         --------        -----------        ------------
Balance, October 31, 1996              9,330,182         $279,906        $38,145,713        ($13,888,437)
                                       =========         ========        ===========        ============

     See Notes to Condensed Consolidated Financial Statements

                               HEALTH MANAGEMENT
                                And Subsidiaries

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

NOTE 2: CONTINGENCIES

The Company and certain of its past and current officers and directors and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. Pursuant to the Order of Consolidation, the Company will not be required to answer or otherwise move in the action until January 6, 1997. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement and the Merger Agreement, preliminary court approval and final court approval, respectively, is required with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement. The $7.2 million is included in settlement costs in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended October 31, 1996. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996 and a hearing for final approval is currently scheduled for March 14, 1997. The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and any payments received from such carrier will reduce the Company's liability with respect to such suits.

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

As a result of a New York State Medicaid audit, the Company is in discussions with the New York State Department of Social Services regarding certain overpayments to the Company. The Company estimates that it will have to pay approximately $1.4 million in respect thereof. The $1.4 million is included as an unusual charge in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended October 31, 1996.

NOTE 3: RESTATEMENTS

The Company has restated its quarterly condensed consolidated financial statements for the quarters ended July 31, 1996 and October 31, 1996 and the six months ended October 31, 1996 related to certain errors in the computation, accumulation and summarization of accounts payable, as follows:


                                     Three Months Ended         Six Months Ended
                                       October 31, 1996         October 31, 1996
                                     ------------------        -----------------
Net loss, as previously reported          $(10,621,000)            $(10,189,000)
Adjustments - Understatement of
accounts payable and cost of sales            (793,000)              (2,644,000)
Tax effects of adjustments                    (131,000)                      --
                                          ------------             ------------
                                              (924,000)              (2,644,000)
                                          ------------             ------------
Net loss, as restated                     $(11,545,000)            $(12,833,000)
                                          ============             ============
Loss per common share, as
previously reported - primary and
fully diluted                                   ($1.14)                  ($1.09)
Adjustments, net of tax                           (.10)                    (.29)
                                                ------                   ------
Loss per common share, as
restated - primary and fully diluted            ($1.24)                  ($1.38)
                                                ======                   ======

The tax benefit of the adjustments is less than the statutory rate since the Company did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization.

Items 5 and 6 of Part II of the Original Report are hereby amended in their entirety as follows:

ITEM 5.  OTHER INFORMATION

On March 17, 1997, the Company issued a press release, a copy of which is attached as Exhibit 99-1 to the Quarterly Report on this Form 10-Q/A-2.

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

      3.5 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 8, 1996.

      3.6 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q for the quarter ended January 31, 1996).

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

      10.8* Letter Agreement dated November 13, 1996, between W. James Nicol and the Company and guaranteed by Transworld Home HealthCare, Inc.

      10.9* Employment Agreement, dated as of September 9, 1996, between the Company and James R. Mieszala (incorporated by reference to Current Report on Form 8-K dated September, 1996).

      10.10* Letter Agreement dated November 13, 1996, between James  R.
             Mieszala and the Company and guaranteed by Transworld Home HealthCare, Inc.

      10.11* Employment Agreement, dated as of September 9, 1996, between the
             Company and Paul S. Jurewicz (incorporated by reference to Current Report on Form 8-K dated September, 1996).

      10.12* Letter Agreement dated November 13, 1996, between Paul S. Jurewicz and the Company and guaranteed by Transworld Home HealthCare, Inc.

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

      10.22 Forebearance Agreement, dated as of November 13, 1996, between the Company and Transworld Home Healthcare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

      10.23 Agreement of Lease by and between Joseph M. Rosenthal and the Company dated December 13, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

      10.24 Lease by and between Irwin Hirsh and Lloyd N. Myers and HMI Pennsylvania, Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

      10.25 Lease by and between Irwin Hirsh and HMI Retail Corp., Inc. dated March 27, 1994 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

      10.26 Lease Agreement by and between Domas Mechanical Contractors, Inc. and the Company dated May 18, 1995 (incorporated by reference to Form 10-K for the year ended April 30, 1995).

      10.27 Stipulation of Partial Settlement dated September 16, 1996, between the Company and the Representative Plaintiffs (incorporated by reference to Form 8-K dated September, 1996).

      10.28 Amended Stipulation of Partial Settlement dated December 19, 1996, between the Company and the Representative Plaintiffs.

      10.29 Agreement and Plan of Merger among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Form 8-K dated November 13, 1996).

      10.30 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

      10.31* 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Form 8-K dated November 13, 1996).

      10.32*   1996 Employee Stock Option Plan (incorporated by reference to
               Schedule 14A dated October 9, 1996).

      10.33*   1997 Employee Stock Purchase Plan (incorporated by reference to
               Schedule 14A dated October 9, 1996).

      11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

      27+      Financial Data Schedule

      99-1+    Press release dated March 17, 1997, issued by the Company

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

                             HEALTH MANAGEMENT, INC.
                             (Registrant)


                             By: /s/ W. James Nicol
                             ---------------------------------------------------
                             W. James Nicol
                             (Principal Executive Officer and Financial Officer)