Form 10-Q
period 1997-01-31
HEALTH MANAGEMENT INC/DE
filed 1997-03-24
CIK 791164

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended January 31, 1997
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

                            YES  X    NO
                                ----     -----
As of March 24, 1997, there were outstanding 18,294,474 shares of common stock, $.03 par value.

                            HEALTH MANAGEMENT, INC.

                                January 31, 1997

                               TABLE OF CONTENTS


                                                                      Page No.
Part I.  FINANCIAL INFORMATION:                                       --------

             Item 1.   Financial Statements                                3

             Item 2.   Management's Discussion and
                       Analysis of Financial Condition and
                       Results of Operations                          3 - 13



Part II. OTHER INFORMATION:

             Item 1.   Legal Proceedings                             24 - 26

             Item 2.   Changes in Securities                              26

             Item 3.   Defaults Upon Senior Securities                    26

             Item 4.   Submission of Matters to a Vote of
                       Security Holders                              26 - 27

             Item 5.   Other Information                                  27

             Item 6.   Exhibits and Reports on Form 8-K              28 - 32

             SIGNATURES                                                   33

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes or conditions affecting the transactions with Transworld Home Health Care, Inc. described herein including, its willingness to continue extensions of the Forbearance Agreement; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its prior management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; changes in relations with suppliers; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SPECIAL CONSIDERATIONS

The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in "Recent Events and Other Considerations" below.

RECENT EVENTS AND OTHER CONSIDERATIONS

Financial Condition. As a result of the restatements and special charges recorded in the Company's financial statements for the fiscal years 1995 and 1996, the Company recorded significant charges to its balance sheet including reductions of the Company's working capital, retained earnings and stockholders' equity. The Company was in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. This senior debt, the principal amount of which aggregated approximately $28.3 million, was acquired by Transworld Home HealthCare, Inc., a New York corporation ("Transworld"), on November 13, 1996, the date on which Transworld entered into a stock purchase agreement and merger agreement with the Company. Also on November 13, 1996, Transworld agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. (See "Transworld Transaction" below.) Since that time, the Company has repaid to Transworld all principal amounts borrowed under the revolving credit facility since November 13, 1996 and the revolving credit facility has been frozen; however, Transworld has continued to extend the Forbearance Agreement in short-term intervals, currently expiring March 31, 1997. In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, has acquired the obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. The obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. And Caremark, Inc. are in the aggregate amount of approximately $18.2 million. As a result of the restatement of the Company's first and second quarters of fiscal 1997 and the special charges recorded in this, the third quarter of fiscal 1997, the Company has recorded significant additional charges to its balance sheet including reductions of the Company's working capital, retained earnings and stockholders' equity. There are no assurances that Transworld will extend the Forbearance Agreement past March 31, 1997 and, if no such agreement is reached, it is probable that the Company will seek protection under the Federal Bankruptcy laws.

Transworld Transaction. In November 1996, Transworld acquired the Company's outstanding bank debt, in the principal amount of $28.3 million, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was further increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. The Forbearance Agreement has since been extended in short term intervals. Also, on November 13, 1996 the Company entered into a Stock Purchase Agreement ("Stock Purchase") with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares (the "Shares") of common stock of the Company ("Common Stock"), representing 49% of the outstanding Common Stock, as well as a one-year option to purchase an additional 746,713 shares of Common Stock at an exercise price of $1.00 per share. The Stock Purchase was consummated on January 13, 1997. The consideration for the Shares included: (i) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit Agreement for a specified period of time (as discussed above), (iv) Transworld agreeing to extend additional amounts (as discussed above) under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v)

Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and
(vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregated $8,964,292, approximately $4.6 million was applied toward repayment of amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 and approximately $.1 million was applied towards payment of outstanding interest under the Company's revolving credit facility. The Company also incurred expenses of approximately $.9 million in related costs. Upon repayment of such loans, the Company's revolving credit facility was frozen.

On November 13, 1996 the Company also entered into a Merger Agreement with Transworld pursuant to which a newly formed subsidiary of Transworld would merge into the Company and each stockholder of the Company would receive cash consideration equal to $2.00 per share. On January 13, 1997, the Merger Agreement was amended to provide for, among other things, a reduced cash consideration of $1.50 per share in light of certain material adverse changes to the business and financial condition of the Company. The merger is subject to certain conditions, which include, among others, approval by the Company's stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and final court approval of a settlement of the consolidated class action lawsuit for $7.2 million in cash. On March 17, 1997, the Company announced that it planned to restate its first and second quarter fiscal 1997 financial results and take a charge of approximately $13 million in the third quarter of fiscal 1997 (see Note 3 to the Condensed Consolidated Financial Statements). In light of these events, the Company and Transworld are currently in discussions regarding a renegotiated deal. If the parties are successful at renegotiating a deal, the consideration to be paid to stockholders is not likely to exceed $.30 per share. If the parties are not successful in renegotiating the Merger Agreement or if the Forbearance Agreement is not extended beyond March 31, 1997, it is probable that the Company will have to seek protection under the Federal Bankruptcy Laws.

Significant Litigation. The Company has been named as a defendant in a consolidated stockholder class action lawsuit and as a nominal defendant in two derivative suits. No assurances can be given as to the outcome of such litigation and the effect on the financial condition or future results of operations of the Company. With respect to the consolidated stockholder class action lawsuit, the Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996, and preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996. The hearing for final approval of the Amended Stipulation of Partial Settlement, which was scheduled for March 14, 1997, was rescheduled to April 11, 1997. In connection with the negotiations between the Company and Transworld regarding further amendments to the Merger Agreement, the Company and Transworld are also renegotiating with the plaintiffs in the consolidated stockholder class action to further amend the Stipulation of Partial Settlement to provide for a reduction in the consideration to be paid to the plaintiff class (See Part II, Item 1,

"Legal Proceedings"). If the parties are not successful in renegotiating the settlement in a manner acceptable to Transworld, it is doubtful that Transworld and the Company will be successful in renegotiating the Merger Agreement and, therefore, probable that the Company will have to seek protection under the Federal Bankruptcy Laws.

Changes in Management. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named President and Chief Executive Officer of the Company, succeeding the office of the Chief Executive Officer of the Company, which was formed when Clifford E. Hotte resigned in February 1996. James R.Mieszala, formerly of Caremark, Inc., who became president of Homecare Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., became Chief Financial Officer of the Company in December 1995 and was also named the Executive Vice President of the Company in April 1996. Mr. Jurewicz resigned, effective January 10, 1997, to assume a new position. Mr. Nicol assumed the additional duties of Chief Financial Officer effective January 10, 1997 and the Company has recently retained outside financial consultants to provide support in the financial area.

The Company has experienced substantial turnover of its senior management group over the past twelve months and several of the Company's executive officers have been in their current positions for only a limited period of time. Also, the Company's ability to successfully conclude the Transworld transaction may depend on its ability to retain its key personnel to manage through the transition. There can be no assurances that the Company will be successful in its efforts to attract and retain such personnel.

Goodwill and Other Long Lived Assets. At January 31, 1997, the Company had goodwill of approximately $30.8 million, or 39% of its assets. A significant portion of the Company's goodwill relates to the Clozaril Patient Management Business ("CPMB") (See "Introduction of New Antipsychotic Drugs; Blood Monitoring".) It is the Company's policy to review the recoverability of goodwill and other long-lived assets periodically to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. If estimates of future cash flows from operations decrease, the Company may be required to write down its goodwill and other long- lived assets in the future. Any such write-down could have a material adverse effect on the financial position and results of operations of the Company.

During the third quarter of fiscal 1997, the Company wrote off approximately $2.4 million of goodwill related to retail pharmacies closed or sold. See Note 3 to Condensed Consolidated Financial Statements.

Business Strategy. The Company's strategy, which it has been in the process of implementing since May 1996, is focused on the basic factors that could improve profitability: revenue generation, cost reduction, quality improvement and cash collections. To generate increased revenue, the Company is directing its marketing efforts towards improving its referral relationships in addition to developing new programs, expanding relationships with payor organizations (including managed care organizations) and forging relationships with pharmaceutical companies requiring services such as clinical management, marketing, reimbursement and other services. Cost reduction efforts are focused on the integration of the Company's pharmacy locations and increasing efficiencies in reimbursement and distribution services. Management is also focused on improved cash collections through an emphasis on enhancing systems capabilities within the Company. However, much of senior management's attention this fiscal year has been focused on the normally routine task of sourcing product from its suppliers and this distraction was heightened substantially following the bankruptcy filing, on

August 27, 1996, by its principal wholesaler. More recently, managment has focused on the pursuit of the Transworld Transaction. Additionally, concerns about the Company's financial condition may result in declining customer referrals. While management believes the continued pursuit of its business strategy could improve the Company's operations and financial performance, no assurances can be given as to its ultimate success in view of the numerous distractions presently facing management and the Company's limited capital resources.

Introduction of New Antipsychotic Drugs; Blood Monitoring. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential new products in various stages of the Food and Drug Administration review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program. Management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base (approximately 5% during the course of the third quarter of fiscal 1997), as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

In addition, the Company's Clozaril Patient Management Business contains multiple components including weekly blood draws to test for a side effect associated with Clozapine. The Company understands that the Food and Drug Administration may be contemplating a reduction in blood monitoring which,with no changes in the way that the Company participates in this market, could have a substantial negative impact on the Company's earnings and cash flow.

     Dilution. The Company's issuance of 8,964,292 shares of Common Stock to Transworld under the Stock Purchase Agreement at $1 per share resulted in substantial dilution of the Company's outstanding shares. An additional 746,713 shares of Common Stock could be issued to Transworld pursuant to an option with an exercise price of $1 per share issued in connection with the Stock Purchase Agreement. Additionally, the Caremark Convertible Subordinated Note acquired by Hyperion, the $3,000,000 principal amount and accrued interest of which may be converted into shares of Common Stock at Hyperion's option, if converted could also result in the issuance of additional shares of Common Stock. Based on the Company's calculations, as of March 15, 1997, the Note was convertible into approximately 262,093 shares of Common Stock at approximately $11.87 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1997 VERSUS JANUARY 31, 1996

The Company's revenues were $39,767,175, a decrease of $1,034,230 or 2.5% below revenues of $40,801,405 for the quarter ended January 31, 1996. This decrease is attributable to the reduction in reimbursement rates that occur when the pharmacy benefit is "carved out" from the major medical benefit and switched to a drug card plan at lower revenue rates; the ongoing increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year period post-transplant (Medicare reimbursement is at lower rates than indemnity insurance); a decline in the number of patients served by the Company's Clozaril Patient Management Business (see "Introduction of New Antipsychotic Drugs; Blood Monitoring," in "Recent Events and Other Considerations," above); the implementation of the Company's decision to discontinue its modest retail pharmacy businesses and an increase in the accrual of contractual allowances.

Gross profit margins were 17.3% for the quarter ended January 31, 1997, compared to 18.0% for the quarter ended January 31, 1996. The decrease in the gross profit rate reflects an overall reduction in reimbursement rates from third party payors including pricing pressures exerted by managed care payors on the Company, as described above, and an increase in Medicare patients, as described above, even though the quarter ended January 31, 1996 had been negatively impacted by the one-time write-off of $2,840,000 of medical device inventory, without which the gross profit rate would have been 24.9%. In addition, the gross profit margin in the quarter ended January 31, 1997 was negatively impacted by the following factors: (i) the retroactive reversal by a vendor, of discounts of approximately $450,000 recorded in prior fiscal 1997 periods presuming payment in accordance with specified terms, such amount being consented to by the Company in connection with Hyperion's purchase of the Foxmeyer accounts payable; (ii) lost purchase discounts associated with drug purchases during the period due to more unfavorable terms under which vendors have placed the Company and (iii) higher contractual allowances.

Operating expenses for the three months ended January 31, 1997 were $23,937,132, a net increase of $495,108 or 2.1% over the quarter ended January 31, 1996. The principal components of the net increase were:

   - A $1.0 million increase in general and administrative expenses. This increase is primarily related to increased professional fees, including $500,000 attributable to the retention of an investment banking firm to seek additional financing or the sale of the Company.

   - A $2.2 million increase in the provision for doubtful accounts. In the third quarters of fiscal 1997 and 1996 the Company evaluated the adequacy of the allowance for doubtful accounts, which caused an increased provision (change in estimate) of $10 million and $8.4 million in the third quarter of fiscal 1997 and 1996, respectively. See Note 3 to the Condensed Consolidated Financial Statements.

   - A $2.8 million decrease in unusual charges. During the third quarter of fiscal 1997, the Company provided a $2.8 million charge ($2.4 million of which relates to a write-off of goodwill) for the closing or sale of three retail pharmacies. The fiscal 1996 charges of $5.6 million relate to the (a) costs associated with the organizational consolidation and other cost reduction programs ($3.6 million) and (b) professional fees related to the Company's litigation and restatements of fiscal 1995 financial statements ($2 million). See Note 3 to the Condensed Consolidated Financial Statements.

Loss from operations for the quarter ended January 31, 1997 was ($17,074,054) compared to a ($16,110,596) loss for the quarter ended January 31, 1996. The primary reasons for this loss are the decline in gross profits and the increase in operating expenses described above.

The Company incurred settlement costs of $175,000 during the three months ended January 31, 1997 related to the estimated settlement of the derivative lawsuits. No similar costs were incurred during the same period in 1996.

Interest expense for the quarter ended January 31, 1997 was $1,290,701, an increase of $615,107, or 91.0%, over the quarter ended January 31, 1996. The increase is attributable to increased borrowings and a higher percentage rate of interest being paid on the senior debt.

Loss before income taxes for the quarter ended January 31, 1997 was ($18,539,755) compared to a ($16,786,190) loss for the quarter ended January 31, 1996. Expenses related to the increased provision for doubtful accounts, costs and expenses related to the retail pharmacy closings or sales, increased interest and professional fees, derivative suit settlement costs and lower margins were the primary reasons for the loss.

Income taxes for the three months ended January 31, 1997 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization.

The net loss was ($18,514,440) for the quarter ended January 31, 1997 compared to a net loss of ($9,903,644) for the quarter ended January 31, 1996. The net loss was primarily a result of the factors discussed above, together with the tax benefit recorded in the quarter ended January 31, 1996 related to the tax benefit of a net operating loss carryback, which did not apply in the 1997 third quarter.

Primary and fully diluted loss per common share for the quarter ended January 31, 1997 was ($1.66) compared to a loss per common share of ($1.06) for the quarter ended January 31, 1996. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 11,161,596 for the quarter ended January 31, 1997 and 9,384,732 for the quarter ended January 31, 1996.

NINE MONTHS ENDED JANUARY 31, 1997 VERSUS JANUARY 31, 1996

Revenues for the nine months ended January 31, 1997 were $120,030,137, an increase of $1,659,915 or 1.4% in comparison to revenues for the nine months ended January 31, 1996. The increase in revenues was the result from internal growth from ongoing patient referrals from existing referral sources and the addition of new referral sources, partially offset by the same factors discussed above for the three months ended January 31, 1997.

Gross profit margins were 19.0% for the nine months ended January 31, 1997, as compared to 23.9% for the comparable period in the prior year. The decrease in the gross profit rate reflects an overall reduction in reimbursement rates from third party payors, including pricing pressures exerted by managed care payors on the Company, as described above, even though the nine month period ended January 31, 1996, had been negatively impacted by the one time write-off of $2,840,000 of medical device inventory, without which the gross profit rate would have been 26.3%. In addition, the current period gross profit margin was negatively impacted by the following: (i) a one-time payment to Caremark, Inc. of approximately
$525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril Patient Management Business recorded in the quarter ended October 31, 1996; (ii) a delay in updated Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised its price which primarily affected the quarter ended October 31, 1996; (iii) the retroactive reversal in the quarter ended January 31, 1997, by the vendor of discounts of approximately $450,000 recorded in prior fiscal 1997 periods presuming payment in accordance with specified terms, such amount being consented to by the Company in connection with Hyperion's purchase of the Foxmeyer accounts payable and (iv) lost purchase discounts associated with drug purchases due to more unfavorable terms under which vendors placed the Company and (v) higher contractual allowances.

Operating expenses for the nine months ended January 31, 1997 were $43,926,971, a net increase of $3,771,824 or 9.4% over the nine months ended January 31, 1996. The principal components of the net increase were:

- A $2.4 million increase in general and administrative expenses. This increase is primarily related to increased professional fees, including (a) $500,000 attributable to the retention of an investment banking firm to seek additional financing or the sale of the Company, and (b) increased legal, audit, tax return preparation and consulting fees.

- A $2.2 million increase in the provision for doubtful accounts. In the third quarters of fiscal 1997 and 1996 the Company evaluated the adequacy of the allowance for doubtful accounts, which caused an increased provision (change in estimate) of $10 million and $8.4 million in the third quarter of fiscal 1997 and 1996, respectively. See Note 3 to the Condensed Consolidated Financial Statements.

- A $1.4 million decrease in unusual charges. During the nine months ended January 31, 1997, the Company provided (a) a $2.8 million charge ($2.4 million of which relates to a write-off of goodwill) for the closing or sale of three retail pharmacies and (b) $1.4 million for costs associated with overpayments from New York State Medicaid. The fiscal 1996 charges of $5.6 million relate to the (a) costs associated with the organizational consolidation and other cost reduction programs ($3.6 million) and (b) professional fees related to the Company's litigation and restatements of fiscal 1995 financial statements ($2 million). See Note 3 to the Condensed Consolidated Financial Statements.

Loss from operations for the nine months ended January 31, 1997 was ($21,122,303) compared to a ($11,907,882) loss in the comparable period last year. The primary reasons for this loss are the decline in gross profits and the increase in operating expenses described above.

The Company incurred settlement costs of $7,375,000 during the nine months ended January 31, 1997 related to the estimated costs of the settlement of the stockholder class action litigation and derivative litigation. No similar costs were incurred during the same period in 1996.

Interest expense for the nine months ended January 31, 1997 was $2,753,932 an increase of $815,476, or 42.1% over the nine months ended January 31, 1996. The increase is attributable to increased borrowings and a higher percentage rate of interest being paid on the senior debt.

Loss before income taxes for the nine months ended January 31, 1997 was ($31,251,235) compared to a loss of ($13,846,338) for the nine months ended January 31, 1996. Expenses related to the additional $10 million provision for doubtful accounts; the costs associated with the closing or sale of the Company's three retail pharmacies; the estimated costs of the settlement of the stockholder class action litigation of $7.2 million and estimated costs associated with overpayments from New York State Medicaid of $1.4 million; increased interest expense and professional fees and lower margins generally throughout the nine month period were the primary reasons for the loss.

Income taxes for the nine months ended January 31, 1997 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization.

The net loss for the nine months ended January 31, 1997 was ($31,347,877) compared to net loss of ($8,175,384) for the period ended January 31, 1996.
The increase in the net loss was primarily a result of the increased costs discussed above, together with the tax benefit recorded in the nine months ended January 31, 1996 related to the tax benefit of a net operating loss carryback, which did not apply to a significant extent in the nine months ended January 31, 1997.

Primary and fully diluted loss per common share for the nine months ended January 31, 1997 were ($3.15) compared to a loss per common share of ($0.87) for the nine months ended January 31, 1996. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 9,939,574 for the nine months ended January 31, 1997 and 9,399,984 for the six months ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease of $158,377 in the Company's cash and cash equivalents to $3,121,818 at January 31, 1997 was attributable to cash used in operating activities, debt repayments and capital expenditures offset by the additional equity from Transworld.

Working capital at January 31, 1997 was a negative ($19,496,008), a decrease of $21,987,627 from April 30, 1996. Current assets decreased $12,827,075 due to a decrease in cash and cash equivalents of $158,377, a decrease in net accounts receivable of $8,079,990, an increase in inventories of $1,524,072, a decrease in tax refund receivable of $6,709,924, an increase in deferred tax assets of $1,110,000 and a decrease in prepaid expenses of $512,856.

Current liabilities increased $9,160,552 from April 30, 1996 principally due to an increase of $4,948,930 in accrued unusual charges and settlement costs, an increase in accrued expenses of $1,679,259, and increase in the current maturities of long term debt of $2,963,080 and decrease in accounts payable of $430,717. The increase in accrued unusual charges and settlement costs is primarily the result of the accrual of $7.4 million for the settlement of the stockholder class action and derivative suit litigation and the accrual of $1.4 million to settle overpayments from New York State Medicaid and the payment of approximately $3.9 million of such charges accrued as of April 30, 1996.

On November 13, 1996, Transworld acquired the Company's outstanding bank debt in the aggregate amount of $28.3 million, agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed in its discretion to loan the Company up to an additional $3 million under its revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the revolving line of credit was increased by up to an additional $2 million, subject to certain conditions and at the discretion of Transworld. Since that time, the Company has repaid to Transworld all principal amounts borrowed under the revolving credit facility since November 13, 1996 and the revolving credit facility has been frozen; however, Transworld has continued to extend the Forbearance Agreement in short-term intervals, currently expiring March 31, 1997.

Also on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares of Common Stock, representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 2% of the Common Stock. The closing of this transaction occurred on January 13, 1997. The conditions to closing the stock purchase transaction included, among others, approval of Transworld's lenders and preliminary court approval of the Proposed Settlement. The consideration for the Shares includes: (i) Transworld entering into the Merger Agreement, (ii) Transworld purchasing the rights of the Company's senior lenders, (iii) Transworld forbearing under the Credit Agreement for a specified period of time (as discussed more fully above), (iv) Transworld agreeing to extend additional amounts under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) Transworld causing to be canceled certain warrants to purchase 5% of the outstanding stock of the Company on a fully diluted basis, at an exercise price of $2.00 per share, to which the Company's senior lenders were entitled, and (vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates $8,964,292, approximately $4.6 million was applied toward repayment of amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996, and approximately $.1 million was applied towards payment of outstanding interest under the Company's revolving credit facility. The Company also incurred expenses of approximately $.9 million in related costs. The remainder was used for general corporate purposes. See "Transworld Transaction." The option has an exercise price of $1.00 per share and a one-year term.

On November 13, 1996, the Company also entered into a Merger Agreement with Transworld pursuant to which a newly formed subsidiary of Transworld would merge into the Company and each stockholder of the Company would receive cash consideration equal to $2.00 per share. On January 13, 1997, the Merger Agreement was amended to provide for among other things, a reduced cash consideration of $1.50 per share in light of certain material adverse changes to the business and financial condition of the Company. On March 17, 1997, the Company announced that it planned to restate its first and second quarter fiscal 1997 financial results and take a charge of approximately $13 million in the third quarter of fiscal 1997 (see Note 3 to the Condensed Consolidated Financial Statements). In light of these events, the Company and Transworld are currently in discussions regarding a renegotiated deal. If the parties are successful at renegotiating a deal, the consideration to be paid to stockholders is not likely to exceed $.30 per share. If the parties are not successful in renegotiating the Merger Agreement, or if the Forbearance Agreement is not extended beyond March 31, 1997, it is probable that the Company will have to seek protection under the Federal Bankruptcy laws.

The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers recently reduced their credit limitations with the Company. The Company's historical primary supplier, Foxmeyer Drug Company, filed for protection under the Federal Bankruptcy laws on August 27, 1996 and has subsequently been acquired by McKesson Drug Company. There was no improvement in the lines of credit available to the Company as a result of entering into the Stock Purchase Agreement and Merger Agreement with Transworld and there has been no significant improvement in such relationships since the completion of the Stock Purchase Agreement. Although the Company has been able to maintain adequate product supply within established credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

If the Company is unsuccessful in consummating the Merger Agreement with Transworld, or Transworld refuses to continue to extend the Forbearance Agreement, or if the Company is unsuccessful in continuing satisfactory relations with its suppliers, it is probable that the Company will seek protection under the Federal Bankruptcy laws.

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   Page No.
                                                                                   --------
 Balance Sheets as of January 31, 1997 (Unaudited)
 and April 30, 1996 (Audited)                                                      15 - 16

 Statements of Operations for the Three and Nine Months Ended January 31,
 1997 and January 31, 1996 (Unaudited)                                                  17

 Statements of Cash Flow for the Nine Months Ended January  31, 1997 and
 January 31, 1996 (Unaudited)                                                           18

 Statement of Stockholders' Equity for the Nine Months Ended January 31, 1997
 (Unaudited)                                                                            19

Notes to Condensed Consolidated Financial Statements (Unaudited)                   20 - 23


                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                             January 31, 1997                   April 30, 1996
                                                             ----------------                   --------------
                                                               (Unaudited)                       (Audited)
CURRENT ASSETS:
Cash and cash equivalents                                      $ 3,121,818                        $ 3,280,195
Accounts Receivable, Less Allowance for
Doubtful Accounts of Approximately
$ 15,829,000 and $10,070,000, respectively                      28,377,209                         36,457,199
Inventories                                                      8,324,892                          6,800,820
Tax Refund Receivable                                            1,327,106                          8,037,030
Deferred Taxes                                                   2,917,000                          1,807,000
Prepaid Expenses and other                                         142,502                            655,358
                                                               -----------                        -----------
TOTAL CURRENT ASSETS                                            44,210,527                         57,037,602

IMPROVEMENTS and EQUIPMENT, Less
Accumulated Depreciation and Amortization                        3,336,870                          3,825,974
GOODWILL                                                        30,766,995                         34,008,496
OTHER                                                              140,938                          1,043,607
                                                               -----------                        -----------
                                                               $78,455,330                        $95,915,679
                                                               ===========                        ===========

           See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                        January 31, 1997           April 30, 1996
                                                                        ---------------            --------------
                                                                          (Unaudited)                 (Audited)
CURRENT LIABILITIES:
Accounts Payable, Including Amounts
     to Affiliates in 1997                                                $20,284,119              $20,714,836
Accrued Unusual Charges and Settlement Costs                                8,507,930                3,559,000
Accrued Expenses                                                            3,205,378                1,526,119
Current Maturities of Long Term Debt, Including
     Amounts to Affiliates in 1997                                         31,709,108               28,746,028
                                                                          -----------              -----------
TOTAL CURRENT LIABILITIES                                                  63,706,535               54,545,983

Long Term Debt, Less Current Maturities                                       645,052                4,006,077
                                                                          -----------              -----------
TOTAL LIABILITIES                                                          64,351,587               58,552,060

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock - $0.01 Par Value:
Shares Authorized - 1,000,000
Issued and Outstanding, none
Common Stock - $0.03 Par Value:
Shares Authorized - 39,000,000
Issued and Outstanding - 18,294,474 and 9,328,240
     shares, respectively                                                     548,834                  279,848
Additional Paid-in Capital                                                 45,957,786               38,138,771

Accumulated Deficit                                                       (32,402,877)              (1,055,000)
                                                                          -----------              -----------

TOTAL STOCKHOLDERS' EQUITY                                                 14,103,743               37,363,619
                                                                          -----------              -----------

                                                                          $78,455,330              $95,915,679
                                                                          ===========              ===========

            See Notes to Condensed Consolidated Financial Statements

                           HEALTH MANAGEMENT, INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                           Three Months Ended                    Nine  Months Ended
                                               January 31,                           January 31,
                                       ---------------------------          -----------------------------
                                           1997            1996                  1997             1996
                                           ----            ----                  ----             ----
Revenues                               $39,767,175     $40,801,405          $120,030,137     $118,370,222
Cost of Sales                           32,904,097      33,469,977            97,225,469       90,122,957
                                      ------------     -----------          ------------      -----------
Gross Profit                             6,863,078       7,331,428            22,804,668       28,247,265
                                      ------------     -----------          ------------      -----------
Operating Expenses:
  Selling                                1,389,916       1,335,396             4,189,665        3,627,031
  General & Administrative               7,670,665       6,669,369            20,031,826       17,660,956
  Provision for Doubtful Accounts       12,063,831       9,837,259            15,492,760       13,267,160
  Unusual Charges                        2,812,720       5,600,000             4,212,720        5,600,000
                                      ------------     -----------          ------------      -----------
Total Operating Expenses                23,937,132      23,442,024            43,926,971       40,155,147

Loss from Operations                   (17,074,054)    (16,110,596)          (21,122,303)     (11,907,882)
Settlement Costs                           175,000              --             7,375,000               --
Interest Expense                         1,290,701         675,594             2,753,932        1,938,456
                                      ------------     -----------          ------------      -----------
Loss Before Income Taxes               (18,539,755)    (16,786,190)          (31,251,235)     (13,846,338)

Income Taxes                               (25,315)     (6,882,546)               96,642       (5,670,954)
                                      ------------     -----------          ------------      -----------
Net Loss                              ($18,514,440)    ($9,903,644)         ($31,347,877)     ($8,175,384)
                                      ============     ===========          ============      ===========
Loss Per Common Share:
  Primary                                   ($1.66)         ($1.06)               ($3.15)          ($0.87)
  Full Diluted                              ($1.66)         ($1.06)               ($3.15)          ($0.87)

Weighted Average  Shares
  Outstanding:
    Primary                             11,161,596       9,384,732             9,939,574        9,399,984
    Fully Diluted                       11,161,596       9,384,732             9,939,574        9,399,984


See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                      For the Nine Months Ended January 31



                                                                                             (Unaudited)

                                                                                1997                      1996
                                                                                ----                      ----
CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net Loss                                                              ($31,347,877)                 ($8,175,384)
     Adjustments to Reconcile Net Loss to
     Net Cash Used In
     Operating Activities:
     Depreciation and Amortization                                            1,917,835                    1,313,692
     Provision for Doubtful Accounts                                         15,492,760                   13,267,160
     Unusual charges                                                          2,534,634                            -
     Deferred Taxes                                                          (1,110,000)                  (3,795,168)
     Increase (Decrease) in Cash Flows
     From Changes in Operating Assets
     and Liabilities:
     Accounts Receivable                                                     (7,412,770)                 (16,178,070)
     Inventory                                                               (1,524,072)                  (1,909,973)
     Prepaid Expenses and Other                                                 512,856                     (404,357)
     Other Assets                                                               811,169                      518,447
     Accounts Payable                                                          (430,717)                   5,907,519
     Accrued Expenses                                                         1,679,259                    8,153,926
     Accrued Unusual Charges and Settlement Costs                             4,955,930                            -
     Tax Refund Receivable                                                    6,709,924                   (4,270,527)
                                                                             ----------                  -----------


NET CASH USED IN OPERATING ACTIVITIES                                        (7,211,069)                  (5,572,735)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures                                                      (630,364)                  (1,575,631)
                                                                             ----------                  -----------
NET CASH USED IN INVESTING ACTIVITIES                                          (630,364)                  (1,575,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings (Payments) on Credit Facility                                  (361,025)                   5,925,768
     Principal Payments on Long-Term Debt                                       (36,920)                           -
     Proceeds from Sale of Stock                                              8,081,001                            -
     Proceeds from Exercise of Stock Options                                          -                       57,378
                                                                             ----------                  -----------
NET CASH FROM FINANCING ACTIVITIES                                            7,683,056                    5,983,146
                                                                             ----------                  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (158,377)                  (1,165,220)

Cash and Cash Equivalents, at Beginning of Period                             3,280,195                    4,562,712
                                                                             ----------                  -----------
Cash and Cash Equivalents, at End of Period                                  $3,121,818                  $ 3,397,492
                                                                             ==========                  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash Paid for Interest                                                  $2,826,558                   $1,510,928
     Cash Paid (Refund) for Taxes                                           ($5,005,694)                  $2,099,047





            See Notes to Condensed Consolidated Financial Statements

                           HEALTH MANAGEMENT, INC.
                               AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For The Nine Months Ended January 31, 1997

                                 (Unaudited)





                                        Common Stock
                                       $.03 Par Value
                                       --------------                Additional
                                                                      Paid-in        Accumulated
                                     Shares       Amount              Capital          Deficit
                                     ------       ------             ----------      -----------
Balance May 1, 1996                9,328,240     $ 279,848          $38,138,771     ($ 1,055,000)

Issuance of Common Shares              1,942            58                6,942

Sale of Common Stock to
Transworld Home Health
  Care, Inc., Net of Expenses      8,964,292       268,928            7,812,073

Net Loss for the Nine
  Months Ended
  January 31, 1997                                                                   (31,347,877)
                                  ----------     ---------          -----------     ------------

Balance, January 31, 1997         18,294,474     $ 548,834          $45,957,786     ($32,402,877)
                                  ==========     =========          ===========     ============


     See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

The condensed consolidated financial statements include Health Management, Inc., a Delaware corporation, and its wholly-owned subsidiaries, including Homecare Management, Inc., a New York corporation, HMI Pennsylvania, Inc., a Delaware corporation, HMI Retail Corp., Inc., a Delaware corporation, HMI PMA, Inc., a Delaware corporation, Health Reimbursement Corp., a Delaware corporation, HMI Maryland, Inc., a Delaware corporation, and HMI Illinois, Inc., a Delaware corporation (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern (Note 5).

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

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

NOTE 2: CONTINGENCIES

The Company, certain of its past and current directors and officers and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS).
The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of

Common Stock. As a condition to Transworld Home HealthCare, Inc.'s ("Transworld") obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. The $7.2 million is included in settlement costs in the accompanying Condensed Consolidated Statement of Operations for the nine months ended January 31, 1997 (Note 3).
An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996 and preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996. The hearing for final approval of the Amended Stipulation of Partial Settlement, which was scheduled for March 14, 1997, was rescheduled to April 11, 1997. In connection with the negotiations between the Company and Transworld regarding further amendments to the Merger Agreement, the Company and Transworld are also renegotiating with the plantiffs in the consolidated stockholder class action to further amend the Stipulation of Partial Settlement to provide for a reduction in the consideration to be paid to the plantiff class.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company, as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company's time to answer or move with respect to the amended consolidated complaint has been extended pursuant to stipulation until May, 1997. The Company has recorded an estimated settlement cost of $175,000 related to this derivative action in the three months ended January 31, 1997 in the accompanying Condensed Consolidated Statement of Operations (Note 3).

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

Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The Company may be required to make payments in respect thereof in the future. The Company and Transworld have been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew Bergman v. Health Management, Inc. and Transworld Home HealthCare, Inc., CA No 15609NC. The plantiff in that case seeks reimbursement and advancement of legal fees and expenses. A hearing on this matter has not yet been scheduled by the court.

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

As a result of a New York State Medicaid audit, the Company settled with the New York State Department of Social Services regarding certain overpayments to the Company. The Company's liability was approximately $1.4 million, of which approximately $.5 million was held in escrow by the State. The remaining amounts will be paid in installments through November 1998, plus interest. The $1.4 million is included in unusual charges for the nine months ended January 31, 1997 in the accompanying Condensed Consolidated Statements of Operations (Note 3).

NOTE 3: UNUSUAL CHARGES, SETTLEMENT COSTS AND OTHER CHARGES.

The unusual charges, settlement costs and other charges included in the accompanying Condensed Consolidated Statements of Operations are as follows:


                                                                           Three Months Ended          Nine Months Ended
                                                                               January 31,                January 31,
                                                                         ---------------------       ------------------------
                                                                          1997           1996           1997          1996
                                                                          ----           ----           ----          ----
Included in Cost of Sales:
     Writeoff of medical device inventory                                $    -        $2,840,000      $   -         $2,840,000
                                                                         ===========   ==========      ===========   ==========
Included in the Provision for Doubtful
Accounts:

     Additional provisions reflecting changes
     in estimation of the allowance
     for doubtful accounts                                               $10,000,000   $8,400,000      $10,000,000   $8,400,000
                                                                         ===========   ==========      ===========   ==========
Unusual Charges:
     Costs associated with overpayments from
     New York State Medicaid (Note 2)                                    $     -       $    -          $ 1,400,000   $   -

     Costs and other expenses related to the
     closing or sale of three retail pharmacies,
     including a goodwill write-off
     approximately $2.4 million                                            2,812,720        -            2,812,720       -

     Costs associated with organizational
     consolidation and other cost
     reduction programs                                                        -        3,600,000          -          3,600,000

     Professional fees related to litigation
     and restatements of fiscal 1995 financial
     statements                                                                -        2,000,000          -          2,000,000
                                                                         -----------   ----------     -----------    ----------
                                                                         $ 2,812,720   $5,600,000     $ 4,212,720    $5,600,000
                                                                         ===========   ==========     ===========    ==========




                                                                   Three Months Ended          Nine Months Ended
                                                                       January 31,                January 31,
                                                                   ------------------          -----------------
                                                                   1997          1996          1997          1996
                                                                   ----          ----          ----          ----
          Settlement Costs (Note 2):
              Estimated for the
              settlement of -
                   Stockholder class action                        $  -          $ -          $7,200,000    $ -
                   Derivative action                                175,000        -             175,000      -
                                                                   --------      ---          ----------    ---
                                                                   $175,000      $ -          $7,375,000    $ -
                                                                   ========      ===          ==========    ===


NOTE 4:  STOCKHOLDERS' EQUITY

During the second quarter of fiscal 1997, the Company issued 1,942 shares (valued at $7,000), primarily for the purchase of a marketing product. During the third quarter of fiscal 1997, Transworld acquired 8,964,292 of newly issued, unregistered common shares (49% of the Company's outstanding common stock), effective January 13, 1997, at $1 per share, less related expenses of $883,291.


NOTE 5: OTHER MATTERS

The Company entered into Stock Purchase and Merger Agreements ("Agreements") with Transworld in November, 1996 for Transworld to eventually acquire all the outstanding common stock of the Company. Transworld or its majority stockholder, Hyperion Partners II, Ltd., have assumed the Company's senior debt (approximately $28.3 million), debt previously owed to Caremark, Inc. ($3 million) and certain supplier accounts payable (approximately $15.2 million), as well as acquiring 49% of the Company's common stock (Note 4), as of January 31, 1997.

     If the Company is unable to (a) consummate the Merger Agreement with Transworld; (b) continue satisfactory relations with its suppliers; (c) continue to obtain extensions to its current Forbearance Agreement and obtain other financing for ongoing operations and (d) settle its litigation in a satisfactory manner, it is probable the Company will seek protection under the Federal Bankruptcy laws. As a result, there continues to be substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company, certain of its past and current directors and officers and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 million shares of Common Stock and warrants to purchase 2,200,000 million shares of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996 and preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996. The hearing for final approval of the Amended Stipulation of Partial Settlement, which was scheduled for March 14, 1997, was rescheduled to April 11, 1997. In connection with the negotiations between the Company and Transworld regarding further amendments to the Merger Agreement, the Company and Transworld are also renegotiating with the plantiffs in the consolidated stockholder class action to further amend the Stipulation of Partial Settlement to provide for a reduction in the consideration to be paid to the plantiff class.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company, as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company's time to answer or move with respect to the amended consolidated complaint has been extended pursuant to stipulation until May, 1997.

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

Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The Company may be required to make payments in respect thereof in the future. The Company and Transworld have been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew Bergman v. Health Management, Inc. and Transworld Home HealthCare, Inc., CA No. 15609NC. The plaintiff in that case seeks reimbursement and advancement of legal fees and expenses. A hearing on this matter has not yet been scheduled by the court.

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

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action were alleged, each for up to $10 million in damages. By motion dated March 12, 1996, APP moved to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented to the Bankruptcy Court in APP's bankruptcy was based on financial statements of the Company which were allegedly fraudulent. On September 17, 1996 the Court granted APP's motion to amend its complaint to add a fifth cause of action. The Company has noticed an appeal of this order. Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

On or about August 4, 1995, APP commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee, who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP, including the Company. The action was removed to the United States Bankruptcy Court for the Eastern District of New York, and subsequently remanded to the Supreme Court for the County of Nassau. The Hutsons noticed their appeal of this order and have moved to dismiss the action against them, asserting that they are not subject to the jurisdiction of the New York court. The Company is presently covering certain expenses in connection with this litigation.

The outcomes of certain lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company and the viability of the Company going forward.


ITEM 2.  CHANGE IN SECURITIES - NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES


The Company is presently in default under its Credit Agreement with Transworld Home HealthCare, Inc., as successor to Chase Manhattan Bank, N.A., and European American Bank, for among other things, non-payment of principal in the aggregate amount of $1,000,000. As of March 24, 1997, the amount of principal owing under such agreement is $28.15 million and the amount of accrued and unpaid interest was $183,202. The Company executed a Forbearance Agreement dated November 13, 1996 with Transworld which provided that, subject to certain conditions, the lenders would not exercise their rights and remedies under the Credit Agreement until November 12, 1996. The parties have extended this Forbearance Agreement in short-term intervals and the Forbearance Agreement currently extends to March 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Stockholders Meeting held on November 6, 1996, several matters were voted on:

1. ELECTION OF DIRECTORS. With respect to the election of directors all of the nominees were elected according to the following votes:


                                           For         Votes Withheld
                                           ---         --------------
                   Andre C. Dimitriadis   6,162,177      582,221
                   W. James Nicol         6,162,177      582,221
                   D. Mark Weinberg       6,162,177      582,221
                   Dr. Timothy J. Triche  6,162,177      582,221


2. RATIFICATION OF AUDITORS. The selection of BDO Seidman, LLP to audit the books and records of the Company for the fiscal year ending April 30, 1997 was ratified, according to the following vote:


                          For            Against          Abstentions
                          ---            -------          -----------
                          6,347,984      363,158          33,256


3. AMENDMENT TO CERTIFICATE OF INCORPORATION. The proposal to further amend the Company's Certificate of Incorporation in order to increase the authorized capital stock of the Company, from 21,000,000 to 40,000,000 shares, and to increase the authorized Common Stock of the Company, from 20,000,000 to 39,000,000 shares, was approved according to the following vote:


           For              Against           Abstentions        Non-Votes
           ---              -------           -----------        ---------
         5,910,065          597,528             76,277           160,528

4. 1996 EMPLOYEE STOCK OPTION PLAN. The proposal to ratify the Company's 1996 Employee Stock Option Plan was approved according to the following vote:


                          For          Against            Abstentions
                          ---          -------            -----------
                       2,180,247      1,326,224             88,983


5. THE 1997 EMPLOYEE STOCK PURCHASE PLAN. The proposal to ratify the Company's 1997 Employee Stock Purchase Plan was approved according to the following vote:


                          For          Against            Abstentions
                          ---          -------            -----------
                       2,407,110      1,101,862             86,482


6. ISSUANCE OF STOCK OPTIONS TO THE CHIEF EXECUTIVE OFFICER AND PRESIDENT OF THE COMPANY. The proposal to ratify the issuance of stock options for 500,000 shares of Common Stock received the affirmative vote of less than a majority of the issued and outstanding shares of Common Stock and therefore was not ratified. The votes were as follows:


                     For          Against     Abstentions      Non-Votes
                     ---          -------     -----------      ----------
                   2,230,297      1,176,320     136,647        3,201,134


7. ISSUANCE OF CERTAIN STOCK OPTIONS TO NON-EMPLOYEE DIRECTORS. The proposal to issue options to up to a maximum aggregate of 170,000 shares of Common Stock of the Company to certain non-employee directors of the Company received the affirmative vote of less than a majority of the issued and outstanding shares of the Common Stock and therefore was not ratified. The votes were as follows:

                     For          Against     Abstentions      Non-Votes
                     ---          -------     -----------      ----------
                   2,256,013     1,461,057      105,589        2,921,739


8. 1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. The proposal to adopt the Company's 1996 Non-Employee Director Stock Option Plan was ratified according to the following vote:

                                 For          Against            Abstentions
                                 ---          -------            -----------
                              2,899,900       769,500               153,259


No other matters were submitted to a vote of stockholders during the Company's fiscal quarter ending January 31, 1997.

ITEM 5. OTHER INFORMATION

On March 17, 1997, the Company issued a press release, a copy of which is attached as Exhibit 99-1 to this Quarterly Report on Form 10-Q.

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

10.18 Credit Agreement, dated as of March 31, 1995 among Health Management, Inc., Home Care Management, Inc., HMI Pennsylvania, Inc., HMI Illinois, Inc., Chemical Bank, and the Guarantors and Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

10.22     Forebearance Agreement, dated as of November 13,
          1996, between the Company and Transworld Home Healthcare, Inc. (incorporated by reference to the Form 8-K dated November 13, 1996).

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

10.28 Amended Stipulation of Partial Settlement dated December 19, 1996, between the Company and the Representative Plaintiffs (incorporated by reference to Form 8-K, dated December 23, 1996).


10.29 Agreement and Plan of Merger among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Form 8-K dated November 13, 1996).

10.30     Merger Agreement Amendment, dated January 13, 1997,
          among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Form 8-K dated January 13,
          1997)

10.31 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

10.32* 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996).

10.33*    1996 Employee Stock Option Plan (incorporated by reference to
          Schedule 14A dated October 9, 1996)

10.34*    1997 Employee Stock Purchase Plan (incorporated by reference to
          Schedule 14A dated October 9, 1996)

11 Statement re Computation of Per Share Earnings (incorporated by reference to Annual Report on Form 10-K/A for the fiscal year ended April 30, 1996).

27+       Financial Data Schedule

99-1+     Press release dated March 17, 1997, issued by the Company


*  Management contract or compensatory plan or arrangement.

+  Filed with this Report.

     (b) Reports on Form 8-K - The Company filed the following Current Reports on Form 8-K during the fiscal quarter ending January 31, 1997:

          Form 8-K, Document Date - November 1, 1996, which was filed with the Securities and Exchange Commission on November 8, 1996 and Form 8-K/A thereto which was filed with the Commission on November 22, 1996.

          Form 8-K, Document Date - November 8, 1996, which was filed with the Securities and Exchange Commission on November 13, 1996.

          Form 8-K, Document Date - November 13, 1996, which was filed with the Securities and Exchange Commission on December 5, 1996.

          Form 8-K, Document Date - December 23, 1996, which was filed with the Securities and Exchange Commission on January 2, 1997.

          Form 8-K, Document Date - January 13, 1997, which was filed with the Securities and Exchange Commission on January 28, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 24th day of March, 1997.

                             HEALTH MANAGEMENT, INC.
                             (Registrant)

                             By:  /s/ W. James Nicol
                             ------------------------
                             W. James Nicol
                             (Principal Executive Officer and Financial Officer)