Form 10-K/A
period 1996-04-30
HEALTH MANAGEMENT INC/DE
filed 1997-04-21
CIK 791164

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 Form 10-K/A-2

   XX    Annual Report Pursuant to Section 13 or 15(d) of the Securities and
 ------  Exchange Act of 1934 for the fiscal year ended April 30, 1996.

         Transition report pursuant to Section 13 of 15(d) of the ------ Securities Exchange Act of 1934 for transition period from ____________ to ____________.

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

                              Title of Each Class
                              -------------------
                     Common Stock, $.03 par value per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ______

         As of July 23, 1996, the closing price of the Registrant's common stock quoted on the NASDAQ National Market was $4.50. The aggregate market value of the voting stock held by non-affiliates of the Registrant was

$33,138,437. As of July 23, 1996, there were 9,330,182 shares of common stock, $.03 par value, outstanding. For purposes of the computation of the number of shares of the Registrant's common stock held by non-affiliates, the shares of common stock held by directors, officers and principal shareholders that filed a Schedule 13G were deemed to be stock held by affiliates. As of July 23, 1996, there were 1,966,085 shares of common stock outstanding held by such affiliates.

This Annual Report on Form 10-K/A-2 is intended to amend certain information contained in Part I, Items 1, 7 and 8, and Part IV, Item 14 of Health Management Inc.'s (the "Company's") Annual Report on Form 10-K, as amended by the Company's Annual Report on Form 10-K/A, for the year ended April 30, 1996 (the "Original Report"), in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Form 10-K, July 29, 1996.

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

                                     Part I

Item 1 of Part I is hereby amended in its entirety as follows:

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

         Reimbursement: The Company offers billing and reimbursement services to each of its patients. The Company accepts the assignment of benefits from, and the responsibility for the submission of, reimbursement claims, and receives reimbursement payments directly from the patients' insurance carriers or other third-party payors. The Company's reimbursement specialists review each prospective patient's insurance plan to analyze whether the plan provides adequate coverage and to determine the scope and extent of this coverage and lifetime maximum limits. If the coverage is limited or inadequate for the required treatments, the Company's staff advises patients on the availability of alternative and supplemental coverage, including Medicare, Medicaid or other financial support programs. Additionally, the Company negotiates on behalf of individual patients with health insurers, HMOs and other health care reimbursement entities to aid in optimizing and facilitating coverage for required drug therapies and supportive services.

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

         Schizophrenia. Schizophrenia is a psychotic disorder which is estimated to affect approximately one percent of the U.S. population, or 2.5 million people. The Company's services include distribution and monitoring of antipsychotic medications including Clozapine and Risperidone. Monitoring services include data administration, phlebotomy services and laboratory analysis. Clozapine is prescribed primarily for schizophrenia patients who have not responded to first-line antipsychotic medications. Because of potentially severe side effects associated with clozapine, patients receiving clozapine require close weekly monitoring of their white blood cell levels. The Company presently provides clozapine to approximately 6,800 schizophrenia patients at an average cost per patient of between $6,000 and $8,000 per year depending upon the dosage. The Company's Clozaril(R) Patient Management Business contains multiple components including weekly blood draws to test for a side effect associated with the drug clozapine. The Company understands that the FDA may be contemplating a reduction in blood draw monitoring, which, with no other changes in the way that the Company participates in this market, could have a substantial negative impact on the Company's earnings and cash flow.

         The Company expects several new antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential products in various stages of the Food and Drug Administration review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its Lifecare(TM) Program to treat additional mental health patients. The Company has existing relationships with over 3,000 psychiatrists, various payors and state mental health and Medicaid programs. New sales and marketing initiatives are being developed to take advantage of new pharmaceutical products in this market.

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

         The Company participates in clinical trials, including Phase IV studies in order to gain early access to new products for disorders it presently focuses upon and also to take early advantage of emerging disease management opportunities. Phase IV study refers to the post-market safety monitoring requirements which may be imposed by the Food and Drug Administration after it has approved a new drug application. In connection with a Phase IV study, the Company is responsible for drug distribution, clinical patient management, data management and coordination with the contract research organization. A major pharmaceutical company has contracted with the Company to provide services in connection with a Phase IV study for Alzheimer's patients.

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

         In February 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Arcade Pharmacy of Maryland, Inc., a

Maryland corporation ("Arcade") and Kaufmann's of Kenilworth Pharmacy, Inc., a Maryland Corporation ("Kaufmann's"). The businesses acquired provide ongoing drug therapies and related products primarily to persons afflicted with chronic illnesses or infertility problems and also operate as retail pharmacies. The aggregate purchase price of the acquired assets of Arcade consisted of $1,812,500 in cash and cash equivalents and 26,002 newly-issued, restricted shares of Common Stock of the Company, which were valued at $325,000. The aggregate purchase price for the assets of Kaufmann's consisted of 82,755 newly-issued, restricted shares of Common Stock of the Company, which were valued at $1,034,375.

         In June 1994, the Company acquired substantially all of the assets, subject to certain liabilities, of Pharmaceutical Marketing Alliance, Inc., a South Carolina corporation ("PMA"). The business acquired provides drug therapies and reimbursement services to persons afflicted with multiple sclerosis. The aggregate purchase price for the acquired assets consisted of $355,000 in cash and cash equivalents and 20,000 newly-issued, restricted shares of Common Stock of the Company, which were valued at $243,375. In March of 1996, the Company closed the operations of HMI PMA, Inc. and consolidated its marketing initiatives to its Buffalo Grove, Illinois headquarters. (See Notes 2 and 5 to the Consolidated Financial Statements.)

         Effective April 1, 1994, the Company acquired substantially all of the assets, subject to certain liabilities, of Murray Pharmacy, Too, Inc., a Pennsylvania corporation ("Murray Too"). The business acquired provides ongoing drug therapies and related support services primarily to oncology, HIV/AIDS and infertility patient populations in Western Pennsylvania. Also effective April 1, 1994, through HMI Retail Corporation, a Delaware corporation, a newly-formed Delaware corporation wholly-owned by the Company, the Company acquired substantially all the assets subject to certain liabilities of Murray Pharmacy, Inc., a Pennsylvania corporation ("Murray Pharmacy") that is primarily engaged in the retail pharmacy business. The aggregate purchase price for the acquired assets of Murray Too consisted of $7,500,000 in cash and cash equivalents and 368,885 newly-issued, restricted shares of common stock of the Company, which were valued at $4,600,000. The aggregate purchase price for the acquired assets of Murray Pharmacy consisted of 248,175 newly-issued, restricted shares of common stock of the Company, which were valued at $3,094,742.

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

         The Company bills for drug therapies, medical equipment and supplies and certain support services. The Company works closely with the patients it serves to obtain reimbursement from governmental and private third-party payors. Generally, the Company contacts the third-party payor before delivering drug therapies in order to determine the patient's coverage and the percentage of costs that the payor will reimburse. The Company's reimbursement specialists review such issues as lifetime limits, preexisting condition clauses, the availability of special state programs and other reimbursementrelated issues. The Company will often negotiate with the third-party payor on the patient's behalf to help ensure that coverage is available. In most cases, third-party payors pay the Company directly for the reimbursable amounts of its charges. Once reimbursement processing for these patients has been established by a payor, claims processing and reimbursement tend to become routine, subject to continued patient eligibility and coverage limitations. Co-payments and deductibles pursuant to Medicare, Medicaid and private insurance are billed directly to the patient.

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

         The following table sets forth the approximate percentages of the Company's revenue attributable to the stated payors for the periods noted:

                                                   Fiscal Year Ended April 30,
                                                   1996     1995    1994
                                                   ----     ----    ----
Commercial Insurance and other private payors      56%      60%     65%
Medicaid and other state programs                  35%      26%     23%
Medicare and other federal programs                9%       14%     12%
TOTAL                                              100%     100%    100%

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

Regulation

         The health care field is subject to extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and third-party payors, such as Medicare and Medicaid. The Company is also subject to fraud and abuse and selfreferral laws which regulate the Company's business relationships with physicians, other health care providers, referral sources and government payors.

         The federal government and all states in which the Company currently operates regulate various aspects of its business. In particular, the operations of the Company's branch locations are subject to federal and state laws covering the repackaging and dispensing of drugs and regulating interstate motor carrier transportation. The Company's operations also are subject to state laws governing pharmacies, nursing services and certain types of home health agency activities. Certain of the Company's employees are subject to state laws and regulations governing the ethics and professional practice of pharmacy and social work. The failure to obtain, renew or maintain any of the required regulatory approvals or licenses could adversely affect the Company's business and could prevent the location involved from offering products and services to patients. Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues are derived would have a material adverse effect on its business. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. The Company regularly monitors legislative developments and would seek to restructure a business arrangement if it was determined that any of its business relationships placed it in material noncompliance with any statute. No assurance can be given that the activities of the Company will not be reviewed and challenged or that government sponsored health care reform, if enacted, will not result in a material adverse change to the Company.

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

         Many state jurisdictions have adopted practitioner self-referral legislation modeled after the Stark Law, some of which apply to referral sources, third party payors and services not otherwise covered by the federal law. For instance, New York law prohibits any licensed health practitioner, including, among others, physicians, nurses and physician assistants, from referring Medicaid, Medicare or privateinsured patients for clinical laboratory, x-ray or pharmacy services if the referral is made to an entity with which such practitioner has a financial relationship.

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

         State Licensure and Notice Requirements. The Company must obtain and maintain licensure from the various states' boards of pharmacy where it does business in order to provide pharmacy services. In addition, several states have enacted statutes or regulations which apply to pharmacies that engage in the interstate distribution of prescription drugs. Some such states generally permit such out-of-state pharmacies to operate in accordance with the laws of the state in which they are located, but require them to register with the state's board of pharmacy, follow certain procedures and make certain disclosures. Other such states generally require out-of-state pharmacies to obtain a license in those states and comply with local laws, as in-state pharmacies must do. The Company believes that it is in substantial compliance with the registration, disclosure and licensing requirements of those jurisdictions in which it conducts its business. If the Company were found to be in noncompliance with applicable laws and regulations, the Company might be subject to sanctions and its operations in such states might be impaired, interrupted, discontinued or prohibited.

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

Although the Company has been able to maintain adequate product supply within these credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company's relationship with its patients and referral sources and on its liquidity. One supplier, Bindley Western Industries, Inc., a former supplier of the Company, has initiated litigation against the Company regarding past due amounts. (See "Item 3. Legal Proceedings".)

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

Items 7 and 8 of Part I are hereby amended in their entirety as follows:


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CONSIDERATIONS.

          The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other considerations are presented elsewhere in this Report.

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

         Special Charges. The Company incurred a substantial operating loss during the fiscal year 1996. This was a result of an unusual charge recorded in the third quarter of 1996 which consisted of the following: (1) an $8.4 million increase in the allowance for doubtful accounts; (2) a $3.6 million charge for costs associated with organizational consolidations and other cost reduction programs; (3) a $2.8 million charge for the write-off of medical device inventory; and (4) a $2.0 million charge for professional fees associated with the Company's restatement and the litigation as described above. Absent these charges, the Company would have recorded pretax profits of approximately $3.5 million for fiscal 1996.

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

         Financial Condition. As a result of the restatements and special charges, the Company recorded significant charges to its balance sheet including reductions of the Company's working capital, retained earnings and shareholder's equity. The Company is presently in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender, for among other things, nonpayment of principal. Accordingly, all long term debt has been reclassified as a current liability on the Company's balance sheet, which as of July 29, 1996 was $28.3 million. The Company has executed a Forbearance Agreement dated July 26, 1996 with its lenders which provides that, subject to certain conditions, the lenders agree not to exercise their rights and remedies under the Credit Agreement until November 15, 1996. Also, following the restatements, the conversion feature of the $3 million Convertible Subordinated Note held by Caremark, Inc. was triggered; however, Caremark, Inc. has not indicated an intent to exercise its right to convert the note. The conversion of such note is related to the price of the Company's Common Stock at the time of conversion. In pursuance of additional financing to remedy the default condition under the Credit Agreement, the Company has recently engaged National Westminster Bank Plc to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company may engage in a public or private offering of securities or a merger of the Company; however, there can be no assurances that such an offering or merger will be consummated. Furthermore, the successful consummation of such financing could result in substantial dilution of the Company's existing shares and could involve a higher cost of financing.

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

         Gross profit margins were 24.3% for the year ended April 30, 1996, a
3.7 percentage-point decline from 28.0% for the preceding fiscal year. The decrease in the gross profit rate was primarily attributable to the following factors: (i) a $2.8 million charge was recorded in the third quarter of fiscal 1996 for the write-down of medical device inventory; (ii) a reduction in reimbursement rates that occurs when the drug benefit is carved out of the major medical benefit and is converted into a drug card, which generally provides for a lower reimbursement rate; and (iii) the phase-in of a change in Medicare regulations extending immunosuppressant drug Medicare benefits to transplant patients for up to a three year period post-transplant, as opposed to the historical one year period, which results in lower reimbursement rates for patients covered thereby as compared to those covered by commercial insurance carriers and other private payors (see "Business of the Company-Reimbursement-Medicare and Medicaid"). Without the $2.8 million charge, the gross profit margin would have been 26.1%. These decreases in gross profit margins were partially offset by the Clozaril(R) Patient Management Business, which currently generates a higher gross profit margin than the other segments of the Company's business and which recorded a gross profit of $15,940,480 or approximately 41% of the Company's overall gross profit in fiscal 1996. The erosion of the Company's profit margins is typical of recent healthcare industry trends and is attributable to the pricing pressure exerted by managed care organizations. The Company is attempting to minimize the further erosion of gross profit margins by reducing its costs of service and related support activities and increasing its volume through focused marketing efforts to spread its fixed costs over a larger patient base. There are no assurances that the Company will be successful in these efforts.

         Operating expenses for the fiscal year ended April 30, 1996 were $49,288,793, an increase of $27,736,604 or 129.0%, over operating expenses of $21,525,189 for the year ended April 30, 1995. $14.0 million of this increase was attributable to an unusual charge recorded during the third quarter of fiscal year 1996; $8.4 million of the charge was attributable to an increase in the provision for doubtful accounts; $3.6 million of the charge was attributable to costs associated with organizational consolidations and other cost reduction programs, which charge includes severance costs of approximately $1.3 million, a goodwill writedown charge of approximately $550,000, a charge for the write-off of assets of approximately $1 million and the accrual of lease termination costs of approximately $750,000; and $2.0 million was associated with professional fees arising out of the Company's restatements, litigation, etc. Operating expenses year over year were also affected by the inclusion for the full year in fiscal 1996 of the Clozaril(R) Patient Management Business versus one month in fiscal year 1995 and by the inclusion for the full year in 1996 of the Arcade and Kaufmann business versus three months in the fiscal year 1995. The Clozaril(R) Patient Management Business was acquired on April 1, 1995. The full year inclusion of the Clozaril(R) Patient Management Business resulted in an increase in operating expenses of approximately $9.9 million.

         The operating loss for the fiscal year 1996 was ($10,652,683), a $13,875,501 change from the operating profit of $3,222,818 for the fiscal year 1995. The unusual charge recorded in the third quarter of fiscal year 1996 resulted in the operating loss for the year. Absent the unusual charge, income from operations would have been approximately $6.2 million.

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

         The net loss for the year was ($10,927,341) compared to a net income of $1,946,188 for the fiscal year ended April 30, 1995. The net loss for the 1996 fiscal year was a direct result of the unusual charge recorded in the third quarter of this fiscal year. Also contributing to the net loss was a valuation allowance of approximately $2.5 million to reserve for a deferred tax asset. Given the circumstances that led to the modification of the independent auditor's opinion, a valuation allowance was established for the deferred tax asset. The remaining unreserved deferred tax asset is the estimated benefit of a net operating loss carryback available to the Company. Absent the unusual charge, the valuation allowance of the deferred tax asset and using a 41% effective tax rate, net income would have been approximately $2.1 million.

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

         Certain information provided herein, such as income from operations, income before income taxes as well as net income, excluding in each case the effects of the unusual charges are, non-GAAP accounting measures. However, the Company believes that this financial information is useful in evaluating the business of the Company under normalized circumstances and in comparing from period to period.

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

         Gross profit margins were 28.0% for the year ended April 30, 1995, as compared to 35.3% for the year ended April 30, 1994. The decrease in gross profit margin was primarily attributable to the following factors: (i) increases in Betaseron revenues, which presently yields lower margins than have been historically achieved by the Company for other disease management programs; (ii) reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement by 10%); (iii) a change in Medicare regulations extending immunosuppressant drug Medicare benefits to transplant patients for up to three years post-transplant, as opposed to the historical one year post-transplant period, which results in lower reimbursement rates for patients covered thereby as opposed to patients covered by commercial insurance carriers and other private payors; (iv) and reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card.


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

LIQUIDITY AND CAPITAL RESOURCES


         The net decrease of $1,282,517 in the Company's cash and cash equivalents to $3,280,195 at April 30, 1996 was attributable to cash used in operating activities. Decreases in cash flow from the operating loss and non-cash adjustments along with increases in allowances for doubtful accounts were partially offset by increases in accounts payable and decreases in inventories.

         Working capital at April 30, 1996 was $2,491,619, a decrease from a $12,486,358 level at April 30, 1995. Current assets increased $7,223,579 due to increases in accounts receivable of $5,117,390 due to a full year inclusion of accounts receivable from the CPMB business offset by the increased provision on the allowance for doubtful accounts, and increases in the tax refund receivable of $6,210,030 created by the 1996 operating loss. Current assets were decreased by lowered inventory levels of $986,841 and decreased tax deferred assets of $1,326,300. Current liabilities increased $17,218,318, principally due to an increase in accounts payable of $8,384,845 driven by the full year inclusion of the CPMB business. Total accrued expenses increased $3,222,712 due to the unusual charge. Current maturities of long-term debt increased to $28,746,028 due to the reclassification of the

Company's long-term debt as a current liability on its balance sheet, due to the Company's being in default under its Credit Agreement. As of April 30, 1996, the Company was not aware of any material claims, assessments, disputes, or unsettled matters with any third-party payors.

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

         The Company believes it will have sufficient cash to support its normal ongoing operations during the remainder of the 1997 fiscal year, but it most likely will not have sufficient cash to cure the current default under its bank debt or to provide for a settlement of the outstanding stockholder class action litigation.

         As a principal step in its plan to overcome its financial difficulties and obtain the needed additional funds, the Company has engaged National Westminster Bank Plc to act as its financial advisor to explore a variety of strategic and financial alternatives. The Company may engage in a public or private offering of securities or a merger of the Company; however, there can be no assurance that such an offering or merger will be consummated. Furthermore, the successful consummation of such financing could result in substantial dilution of the Company's existing shares.

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

Stock-Based Compensation

         The Financial Accounting Standards Board Issued Statement of Financial Accounting Standard Number 123 "Accounting for Stock-Based Compensation" ("SFAS Number 123") in October 1995. Statement Number 123 encourages companies to recognize expense for stock options and other stockbased employee compensation plans based on their fair value at the date of grant. As permitted by Statement Number 123, the Company plans to continue to apply its current accounting policy under APB

Opinion Number 25 "Accounting for Stock Issued to Employees" in 1996 and future years, and will provide disclosure of the pro forma impact on the net income and earnings per share as if the fair valuebased method had been applied.

Item 8.   Financial Statements

         The Financial Statements for the fiscal year ended April 30, 1996 may be found beginning on page F-1 hereof.

Item 14 of Part IV is hereby amended in its entirety as follows:

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

         10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration No. 33-46996).

         10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

         10.8* Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

         10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

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

         10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American Bank, as lender (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

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

         11 Statement re Computation of Per Share Earnings (incorporated by referenced to Form 10-K for the year ended April 30,
                  1996).

         21 Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year ended April 30, 1996).

         23       Consent of BDO Seidman, LLP**

         27 Financial Data Schedule (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

*        Management contract or compensatory plan or arrangement.
**       Filed herewith.
                                     - 27 -

                                       Health Management, Inc. and Subsidiaries

===============================================================================
                                              Consolidated Financial Statements
                                   Form 10-K - Item 8 and Item 14(a)(1) and (2)
                                                      Year Ended April 30, 1996

                                       Health Management, Inc. and Subsidiaries

                                                                          Index
===============================================================================

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

BDO Seidman, LLP

Mitchel Field, New York
July 22, 1996, except for Note 4(a)
 which is as of July 26, 1996

                                       Health Management, Inc. and Subsidiaries

                                                    Consolidated Balance Sheets

================================================================================================
April 30,                                                              1996                 1995
------------------------------------------------------------------------------------------------
Assets (Note 4(a))
Current:
   Cash and cash equivalents                                   $  3,280,195         $  4,562,712
   Accounts receivable, less allowance for doubtful
      accounts of approximately $10,070,000 and
      $7,998,000                                                 36,457,199           31,339,809
   Inventories                                                    6,800,820            7,787,661
   Tax refund receivable (Note 6)                                 8,037,030            1,827,000
   Deferred taxes (Note 6)                                        1,807,000            3,133,300
   Prepaid expenses and other                                       655,358            1,163,541
------------------------------------------------------------------------------------------------
      Total current assets                                       57,037,602           49,814,023
Improvements and equipment, less accumulated
   depreciation and amortization (Notes 3 and 4)                  3,825,974            2,136,062
Goodwill (Note 2)                                                34,008,496           35,464,260
Other                                                             1,043,607            1,275,775
------------------------------------------------------------------------------------------------
                                                               $ 95,915,679         $ 88,690,120
================================================================================================
Liabilities and Stockholders' Equity
Current:
   Accounts payable                                            $ 20,714,836         $ 12,329,991
   Accrued unusual charges (Note 5)                               3,559,000                   --
   Accrued expenses                                               1,526,119            1,862,407
   Current maturities of long-term debt (Note 4)                 28,746,028           23,135,267
------------------------------------------------------------------------------------------------
      Total current liabilities                                  54,545,983           37,327,665
Long-term debt, less current maturities (Note 4)                  4,006,077            3,191,123
------------------------------------------------------------------------------------------------
      Total liabilities                                          58,552,060           40,518,788
------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 7)
Stockholders' equity (Note 8):
   Preferred stock - $.01 par value - shares authorized
      1,000,000; issued and outstanding, none                            --
   Common stock - $.03 par value - shares authorized
      20,000,000; issued and outstanding 9,328,240
      and 9,316,017                                                 279,848              279,481
   Additional paid-in capital                                    38,138,771           38,019,510
   Retained earnings (deficit)                                   (1,055,000)           9,872,341
------------------------------------------------------------------------------------------------
      Total stockholders' equity                                 37,363,619           48,171,332

------------------------------------------------------------------------------------------------
                                                               $ 95,915,679         $ 88,690,120
================================================================================================
                                    See accompanying notes to consolidated financial statements.

                                      F-4

                                       Health Management, Inc. and Subsidiaries

                                          Consolidated Statements of Operations

============================================================================================================
Year ended April 30,                                        1996                  1995                  1994
------------------------------------------------------------------------------------------------------------
Revenues                                           $ 158,859,638         $  88,456,028         $  44,249,516
Cost of sales (including unusual charges of
   $2,840,000 in 1996) (Note 5)                      120,223,528            63,708,021            28,643,460
------------------------------------------------------------------------------------------------------------
      Gross profit                                    38,636,110            24,748,007            15,606,056
------------------------------------------------------------------------------------------------------------
Operating expenses:
   Selling                                             4,649,697             2,898,208             1,847,197
   General and administrative                         30,639,096            18,626,981             7,209,342
   Unusual charges (Note 5)                           14,000,000                    --                    --
------------------------------------------------------------------------------------------------------------
      Total operating expenses                        49,288,793            21,525,189             9,056,539
------------------------------------------------------------------------------------------------------------
Income (loss) from operations                        (10,652,683)            3,222,818             6,549,517
Interest expense                                      (2,717,155)             (269,316)              (88,215)
Interest income                                           37,651               333,077               290,341
------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes              (13,332,187)            3,286,579             6,751,643
Income taxes (Note 6)                                 (2,404,846)            1,340,391             2,750,685
------------------------------------------------------------------------------------------------------------
      Net income (loss)                            $ (10,927,341)        $   1,946,188         $   4,000,958
============================================================================================================
Earnings (loss) per share of common stock
 - primary                                         $       (1.16)        $         .21         $         .54
============================================================================================================
 - fully diluted                                   $       (1.16)        $         .21         $         .53
============================================================================================================
Weighted average shares outstanding
 - primary                                             9,414,500             9,408,300             7,383,040
============================================================================================================
 - fully diluted                                       9,414,500             9,420,816             7,593,465
============================================================================================================
                                                See accompanying notes to consolidated financial statements.

                                       Health Management, Inc. and Subsidiaries

                                Consolidated Statements of Stockholders' Equity
                                      Three Years Ended April 30, 1996 (Note 8)

============================================================================================================================
                                                         Common Stock                                              Unearned
                                                        $.03 Par Value                             Retained       Restricted
                                               ------------------------------     Additional       Earnings         Stock
                                                    Shares           Amount     Paid-in Capital    (Deficit)    Compensation
----------------------------------------------------------------------------------------------------------------------------
Balance, May 1, 1993                             6,076,063     $    182,281     $  5,647,475    $  3,925,195    $         --
   Common stock issued upon exercise of
      stock options                                  2,833               85           12,663              --              --
   Common stock issued upon exercise of
      stock warrants                                40,330            1,210          216,572              --              --
   Common stock issued upon conversion
      of subordinated debentures                   357,145           10,715          364,288              --              --
   Common stock issued upon public
      offering                                   2,000,000           60,000       21,922,258              --              --
   Common stock issued upon acquisition
      of Murray Group                              617,060           18,512        7,676,230              --              --
   Restricted stock issued to consultants           11,000              330          113,795              --        (114,125)
   Compensation under restricted stock                  --               --               --              --          57,060
   Net income for the year ended April 30,
      1994                                              --               --               --       4,000,958              --
----------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1994                          9,104,431          273,133       35,953,281       7,926,153         (57,065)
   Common stock issued upon acquisition
      of:
      Pharmaceutical Marketing Alliance             20,000              600          242,775              --              --
      Maryland Pharmacies                          108,757            3,263        1,356,112              --              --
   Common stock issued upon exercise of
      stock warrants                                78,996            2,370          424,208              --              --
   Common stock issued upon exercise of
      stock options                                  2,833               85           24,414              --              --
   Common stock issued to directors                  1,000               30           18,720              --              --
   Compensation under restricted stock                  --               --               --              --          57,065
   Net income for the year ended April 30,
      1995                                              --               --               --       1,946,188
----------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1995                          9,316,017          279,481       38,019,510       9,872,341              --
   Common stock issued upon exercise of
      stock options                                 12,223              367          119,261
   Net loss for the year ended April 30,
      1996                                                                                       (10,927,341)
----------------------------------------------------------------------------------------------------------------------------
Balance, April 30, 1996                          9,328,240     $    279,848     $ 38,138,771    $ (1,055,000)   $         --
============================================================================================================================

                                                                See accompanying notes to consolidated financial statements.

                                       Health Management, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                       (Note 9)

=================================================================================================
Year ended April 30,                                       1996             1995             1994
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                               ($10,927,341)    $  1,946,188     $  4,000,958
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
      Depreciation and amortization                   2,127,400          846,869          453,149
      Provision for doubtful accounts
        receivable                                   14,714,606        7,978,189        1,781,000
      Deferred taxes                                  1,326,300       (2,516,300)        (701,315)
      Write-off of improvements and
        equipment                                       263,563
      Write-off of goodwill                             552,432
      Write-off of organizational costs                 134,161
      Loss from disposition of rental
        equipment                                            --          287,287               --
      Compensation under restricted stock                    --           57,065           57,060
      Common stock issued to director                        --           18,750               --
   Increase (decrease) in cash flows from
      changes in operating assets and
      liabilities, net of effects of purchase
      of CPMB and other acquisitions in
      1995 and Murray Group in 1994:
        Accounts receivable                         (19,831,996)     (16,706,549)      (9,624,966)
        Tax refund receivable                        (6,210,030)      (1,827,000)              --
        Inventories                                     986,841       (1,826,911)         205,220
        Prepaid expenses and other                      508,183         (976,058)        (205,307)
        Other assets                                     98,008         (239,758)        (249,281)
        Accounts payable                              8,384,845        4,870,054           99,675
        Accrued unusual charges                       3,559,000               --               --
        Accrued expenses                               (336,288)         396,332          203,075
        Income taxes payable                                 --       (1,759,590)         280,467
-------------------------------------------------------------------------------------------------
      Net cash used in operating activities          (4,650,316)      (9,451,432)      (3,700,265)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Cash used in acquisition of CPMB                    (324,366)     (20,630,212)              --
   Cash used in acquisition of Murray Group                  --               --       (7,500,000)
   Other acquisitions                                        --       (2,167,500)        (250,000)
   Collection of receivable from the seller of
      Murray Group                                           --        1,444,426               --
   Capital expenditures                              (1,491,722)        (948,368)        (565,815)
   Proceeds from sale of rental equipment                    --          214,598               --

-------------------------------------------------------------------------------------------------
      Net cash used in investing activities          (1,816,088)     (22,087,056)      (8,315,815)
-------------------------------------------------------------------------------------------------

                                       Health Management, Inc. and Subsidiaries

                                          Consolidated Statements of Cash Flows
                                                                       (Note 9)

=================================================================================================
Year ended April 30,                                   1996               1995               1994
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from long-term debt                  16,450,000         23,000,000                 --
   Principal payments on long-term debt         (11,000,000)                --                 --
   Net payment on capital leases                   (385,741)          (123,357)           (44,202)
   Decrease in bank loan - net                           --                 --           (200,000)
   Proceeds from issuance of common stock                --                 --         21,982,258
   Cash paid for deferred borrowing fees                 --           (722,000)                --
   Proceeds from exercise of warrants                    --            426,578            217,782
   Proceeds from exercise of options                119,628             24,499             12,748
-------------------------------------------------------------------------------------------------
      Net cash provided by financing
        activities                                5,183,887         22,605,720         21,968,586
-------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
   equivalents                                   (1,282,517)        (8,932,768)         9,952,506
Cash and cash equivalents, beginning of
   year                                           4,562,712         13,495,480          3,542,974
-------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year         $  3,280,195       $  4,562,712       $ 13,495,480
=================================================================================================
                                     See accompanying notes to consolidated financial statements.

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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


         Use of Estimates        In preparing financial statements in
         and Concentration       conformity with generally accepted accounting
                                 principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

         Improvements and        Improvements and equipment are stated at cost.
         Equipment               Depreciation of equipment and amortization of
                                 leasehold improvements are computed over the estimated useful lives of the assets and the lease term, respectively, ranging from 3 to 7 years for equipment and 13 years for improvements. Accelerated methods (double declining balance method) are used for both book and tax purposes for all classes of assets except for leasehold improvements which are amortized using straight line method.

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                 The amount of impairment is computed based on the excess of the asset's carrying value over its fair value under SFAS 121. Long-lived assets acquired in business combinations accounted for using the purchase method includes the goodwill that arose in those transactions allocated on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. Based on the Company's analysis under SFAS No. 121, the Company believes that, other than the write-off of goodwill related to the Pharmaceutical Marketing Alliance acquisition (see Note 2) totalling $553,000, no impairment of the carrying value of its long-lived assets inclusive of allocated goodwill existed at April 30, 1996. The Company's analysis at April 30, 1996 has been based on an estimate of future undiscounted net cash flows. Should the results forecasted not be achieved, future analyses may indicate insufficient future undiscounted net cash flows to recover the carrying value of the Company's long-lived assets inclusive of allocated goodwill, in which case SFAS No. 121 would require the carrying value of such assets to be written down to fair value if lower than carrying value.

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

         Fair Value of           The carrying amounts of certain financial
         Financial               instruments, including cash, accounts
         Instruments             receivable and accounts payable, approximate
                                 fair value as of April 30, 1996 because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximates fair value as of April 30, 1996 based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

         Stock-Based             The Financial Accounting Standards Board
         Compensation            Issued Statement of Financial Accounting
                                 Standard Number 123 "Accounting for
                                 Stock-Based Compensation" ("SFAS Number 123") in October 1995. Statement Number 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by Statement Number 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number 25 "Accounting for Stock Issued to Employees" in 1996 and future years, and will provide disclosure of the pro forma impact on net income and earnings per share as if the fair value-based method had been applied.

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                        The unaudited pro-forma condensed
                                        combined statement of income for the
                                        year ended April 30, 1995 giving effect
                                        to the acquisition of CPMB by the
                                        Company as if it had occurred as of the
                                        beginning of the year is as follows:

Year ended April 30,                                                  1995
------------------------------------------------------------------------------
                                                             (In thousands)

Revenues                                                          $133,178
------------------------------------------------------------------------------
Income                                                              $6,237
------------------------------------------------------------------------------
Net income                                                          $3,505
------------------------------------------------------------------------------
Earnings Per Share
   Primary                                                            $.37
   Fully Diluted                                                      $.37
==============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================


                                 (b)    On February 6, 1995, the Company
                                        acquired substantially all of the
                                        assets, subject to certain liabilities,
                                        of two specialty pharmacies located in
                                        Maryland. Immediately following this
                                        acquisition, the Company contributed
                                        all of the acquired assets, subject to
                                        assumed liabilities, to HMI, Maryland,
                                        Inc., a newly formed subsidiary
                                        wholly-owned by the Company ("HMI-
                                        Maryland"). The aggregate purchase
                                        price for the two specialty pharmacies
                                        approximated $3,172,000 and consisted
                                        of $1,812,500 in cash and cash
                                        equivalents and 108,757 newly-issued
                                        shares of common stock of the Company
                                        discounted at 25% and valued at
                                        $1,359,500.

                                        The acquisition has been accounted for
                                        by the purchase method of accounting.
                                        The purchase price has been allocated
                                        to the assets acquired based on the
                                        estimated fair value of each asset. The
                                        excess of purchase price over fair
                                        value of the assets was approximately
                                        $2,454,000.

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                        As a result of the above acquisitions,
                                        total excess of purchase price in
                                        excess of net assets acquired are as
                                        follows:

April 30,                                               1996            1995
------------------------------------------------------------------------------

Goodwill resulting from acquisition of:
CPMB                                             $22,860,251     $22,535,855
Maryland pharmacies                                2,453,959       2,453,959
PMA                                                        -         581,507
Murray group                                      10,099,860      10,099,860
Other                                                250,000         250,000
------------------------------------------------------------------------------
                                                  35,664,070      35,921,181
Less: accumulated amortization                     1,655,574         456,921
------------------------------------------------------------------------------
                                                 $34,008,496     $35,464,260
==============================================================================

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

    3.   Improvements and        Improvements and equipment consist of the
         Equipment               following:

April 30,                                                1996            1995
-----------------------------------------------------------------------------
Furniture and equipment                            $2,380,978      $1,575,503
Transportation equipment                              104,090          88,906
Computer equipment                                  2,689,619         777,133
Leasehold improvements                                365,743         491,108
-----------------------------------------------------------------------------
                                                    5,540,430       2,932,650
Less accumulated depreciation and
        amortization                                1,714,456         796,588
-----------------------------------------------------------------------------
                                                   $3,825,974      $2,136,062
=============================================================================

    4.   Long-Term Debt          Long-term debt consists of the following:

April 30,                                                1996            1995
-----------------------------------------------------------------------------
Term loan (a)                                     $18,000,000     $21,000,000
Revolving credit (a)                               10,350,000       2,000,000
Subordinated note payable (b)                       3,000,000       3,000,000
Capitalized leases and notes payable
   requiring monthly payments of
   $42,252 including assumed interest
   ranging from 3.2% to 21%,
   collateralized by equipment with a
   book value of $1,354,708.                        1,402,105         326,390
-----------------------------------------------------------------------------
                                                   32,752,105      26,326,390

Less current maturities                            28,746,028     $23,135,267
-----------------------------------------------------------------------------
                                                  $ 4,006,077     $ 3,191,123
=============================================================================

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

                                        On July 26, 1996, the Company and the
                                        lenders under the agreements entered
                                        into a forbearance agreement covering
                                        the period from July 26, to November
                                        15, 1996. Under this agreement, the
                                        lenders agreed subject to certain
                                        conditions, to forbear from exercising
                                        any of their legal, contractual or
                                        equitable rights of remedies in respect
                                        of any of the existing events of
                                        default during the above forbearance
                                        period and the Company agreed to
                                        certain revised financial covenants and
                                        reporting requirements. The forbearance
                                        agreement also reduced the availability
                                        under the revolving credit facility to
                                        a maximum of $1,500,000 over the
                                        borrowings currently outstanding.

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                        Long term debt matures as follows:

Year ended April 30,
------------------------------------------------------------------------------

      1997                                                       $28,746,028
      1998                                                           377,771
      1999                                                           315,873
      2000                                                         3,245,162
      2001                                                            67,271
------------------------------------------------------------------------------
                                                                 $32,752,105
==============================================================================

    5.   Unusual Charges         The following unusual charges were incurred
                                 during the year ended April 30, 1996:

Included in costs of sales:

   .  Write-off of medical device inventory (a)                   $2,840,000
==============================================================================

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

Included in operating expenses:

   .  Additional provision reflecting a change in the
      estimation of the allowance for doubtful
      accounts (b)                                                   8,400,000

   .  Cost associated with organizational consolidation
      and other cost reduction programs (c)                          3,600,000

   .  Professional fees related to the Company's
      litigation and restatement of fiscal 1995 financial
      statements (see Note 7(d))                                     2,000,000

-------------------------------------------------------------------------------
                                                                   $14,000,000
===============================================================================

                                 (a)    Through January 31, 1996, the Company
                                        purchased approximately $3.5 million of
                                        medical device inventory under a
                                        purchase agreement which provided for a
                                        total purchase commitment of
                                        approximately $5.4 million in return
                                        for an exclusive right to distribute in
                                        the home care market. A substantial
                                        portion of the $3.5 million was
                                        purchased during the nine months ended
                                        January 31, 1996.


                                        This device was originally targeted for
                                        use in the multiple sclerosis market
                                        but was not being utilized in the
                                        treatment of such condition because of
                                        the concerns of drug manufacturers and
                                        physicians that the device could affect
                                        the molecular stability of the drug
                                        being administered. The lack of
                                        acceptance of such device was
                                        conclusively identified during the
                                        third quarter of fiscal 1996.

                                        As a result, in January 1996, the
                                        Company notified the manufacturer of
                                        this device that the Company would
                                        cease further purchase of such product.
                                        The Company also negotiated a return
                                        agreement whereby the manufacturer of
                                        the device purchased back the inventory
                                        in return for the forgiveness of
                                        $322,000 payable to the manufacturer
                                        from the Company and payment to the
                                        Company of $338,000. Accordingly, the
                                        Company wrote down its medical device
                                        inventory by $2,840,000.

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

                                 (b)    The Company had an evaluation of its
                                        allowance for doubtful accounts
                                        completed in the third quarter of
                                        fiscal 1996, using a statistical
                                        sampling approach to its receivables.
                                        Based on the result of this sampling,
                                        the Company concluded that its
                                        allowance for doubtful accounts was
                                        understated by $8.4 million.
                                        Accordingly, the Company provided an
                                        additional $8.4 million allowance
                                        during the quarter ended January 31,
                                        1996 when it revised its estimate of
                                        the required allowance for doubtful
                                        accounts.

                                 (c) The organizational consolidation costs include termination benefits accrued totalling $1,271,000 related to the
                                        Company's January 1996 plan of
                                        termination of approximately 30
                                        employees as part of the consolidation
                                        of the Company's accounting and
                                        executive offices in Buffalo Grove,
                                        Illinois. Through April 30, 1996,
                                        $545,000 of such benefits had been paid
                                        leaving a balance of $726,000.

                                        The remaining organizational
                                        consolidation costs and other cost
                                        reduction programs, totalling
                                        $2,329,000 can be summarized as
                                        follows:

Estimated lease termination costs                                     $766,000
Write off of PMA goodwill                                              553,000
Write off of PMA and New York fixed assets                             397,000
Write off of deferred financing costs                                  613,000
                                                                    ----------
                                                                    $2,329,000
                                                                    ==========

                                        Estimated lease termination costs
                                        represent the lease expense for the
                                        remaining lease term of the New York
                                        headquarters which is to be closed. The
                                        write off of PMA goodwill represents
                                        the carrying value of goodwill of
                                        HMI-PMA (see Note 2(c)), which was
                                        closed in fiscal 1996. The write off of
                                        PMA and New York fixed assets
                                        represents the net book value of
                                        leasehold improvements of PMA and the
                                        New York headquarters to be closed.
                                        Write off of deferred financing costs
                                        represents deferred financing costs
                                        resulting from the Company's April 1995
                                        term loan and credit agreement under
                                        which the Company is currently in
                                        default.

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

    6.   Income Taxes            The income tax expenses (benefits) are
                                 comprised of the following:

Year ended April 30,                       1996           1995           1994
------------------------------------------------------------------------------
Current:
   Federal                          $(4,398,902)   $ 2,793,223     $2,640,000
   State and local                      667,756      1,063,468        812,000
------------------------------------------------------------------------------
                                     (3,731,146)     3,856,691      3,452,000
------------------------------------------------------------------------------
Deferred
   Federal                              989,000     (1,851,000)      (580,000)
   State and local                      337,300       (665,300)      (121,315)
------------------------------------------------------------------------------
                                      1,326,300     (2,516,300)      (701,315)
------------------------------------------------------------------------------
Total income taxes                  $(2,404,846)   $ 1,340,391     $2,750,685
==============================================================================

The following reconciles the federal statutory tax rate with the actual effective rate:

Year ended April 30,                         1996         1995         1994
------------------------------------------------------------------------------
Statutory rate                               (34%)         34%          34%
Increase (decrease) in tax rate
   resulting from:
   State and local taxes, net of
     federal benefit                           5%            7            7
   Change in deferred tax assets
     valuation allowance                      11%            -            -
------------------------------------------------------------------------------
Effective rate                               (18%)         41%          41%
==============================================================================

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================


Deferred tax assets (liabilities) consist of the following:

April 30,                                                 1996          1995
------------------------------------------------------------------------------
Deferred tax assets resulting from:
   Allowance for doubtful accounts                  $4,532,000    $3,163,000
   Unusual charges                                     535,000             -
Deferred tax liability - difference in
   carrying value of goodwill for book and
   tax                                                (734,000)      (29,700)
------------------------------------------------------------------------------
                                                     4,333,000     3,133,300
Valuation allowance                                 (2,526,000)            -
------------------------------------------------------------------------------
                                                    $1,807,000    $3,133,300
==============================================================================

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

                                        As of April 30, 1996, future net
                                        minimum lease payments under capital
                                        leases and noncancellable operating
                                        lease agreements are as follows:

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

                                                Capital            Operating
------------------------------------------------------------------------------
      1997                                     $416,241           $1,296,629
      1998                                      389,908            1,088,500
      1999                                      312,249              765,575
      2000                                      227,870              680,728
      2001                                       68,405              177,447
      Thereafter                                      -               97,654
------------------------------------------------------------------------------
Total minimum lease payments                  1,414,673            4,106,533
Less amounts representing
interest                                        179,803                    -
------------------------------------------------------------------------------
Net minimum lease payments                   $1,234,870           $4,106,533
==============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                        (2) The Company has been named as a
                                            defendant in an action pending in
                                            the United States District Court
                                            for the Eastern District of New
                                            York entitled Bindley Western
                                            Industries, Inc. vs. Health
                                            Management Inc., 96 Civ. 2330
                                            (ADS). The action alleges claims
                                            for breach of contract and accounts
                                            stated arising out of a dispute
                                            regarding payments for certain
                                            goods. The action seeks damages in
                                            the amount of $3,187,157.35
                                            together with interest, costs and
                                            disbursements. The Company has
                                            answered the complaint, complied
                                            with its automatic disclosures
                                            obligations and has reduced the
                                            accounts payable to approximately
                                            $2,600,000 as of July 26, 1996.

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                 (b)    Options and warrants

                                        Stock options and warrants activities
                                        are shown below:

                            Omnibus       Incentive
                        Incentive Stock  Stock Option               Directors'
                        Option Plan (1)    Plan (2)     Warrants   Options (3)
-------------------------------------------------------------------------------
Shares covered               1,000,000       50,000      130,662       26,000
===============================================================================
Outstanding at May
   1, 1993                           -       12,221      130,662            -
   Granted                     420,000        2,500            -       19,000
   Exercised                         -      (2,833)     (40,330)            -
   Cancelled                         -        (833)            -            -
-------------------------------------------------------------------------------
Outstanding at April
   30, 1994                    420,000       11,055       90,332       19,000
   Granted                     132,500            -            -        4,000
   Exercised                   (2,000)        (833)     (78,996)            -
   Cancelled                         -            -            -            -
-------------------------------------------------------------------------------
Outstanding at April
   30, 1995                    550,500       10,222       11,336       23,000
   Granted                     709,000            -            -        3,000

   Exercised                  (11,000)      (1,223)            -            -
   Cancelled                 (309,500)
-------------------------------------------------------------------------------
Outstanding at April
   30, 1996                    939,000        8,999       11,336       26,000
===============================================================================

At April 30, 1996:
Price range                    $  4.98 -     $  .90 -                 $10.875 -
                                $10.38        $4.50        $5.40      $18.840
Shares exercisable             346,833        8,999       11,336       26,000
Available for grant                -0-        5,669            -            -

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================

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

    9.   Supplemental Cash       (a)    Supplemental disclosures of cash flow
         Flow Information               information:

Year ended April 30,                1996               1995            1994
------------------------------------------------------------------------------
(1)  Cash paid for
        interest expense      $2,381,667         $  174,430      $   94,468
(2)  Cash paid for
        income taxes          $1,949,491         $7,745,067      $3,157,483


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

                                       Health Management, Inc. and Subsidiaries

                                     Notes to Consolidated Financial Statements
===============================================================================


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

    10.   Quarterly Financial    The following table summarizes quarterly
          Information            results:
          (Unaudited, in
          thousands, except
          for per share data)

Year Ended April       First     Second       Third      Fourth
30, 1996              Quarter    Quarter     Quarter     Quarter        Year
------------------------------------------------------------------------------
Revenue               $38,294    $39,275     $40,801     $40,490    $158,860
Gross profit           11,761      9,155       7,331*     10,389      38,636
Income (loss)
   before income
   taxes                2,700        239     (16,786)*       514     (13,333)
Net income
   (loss)               1,589        139      (9,904)*    (2,751)**  (10,927)
Earnings (loss)
per common
share                     .17        .01       (1.06)       (.28)      (1.16)


Year Ended April       First     Second       Third      Fourth
30, 1995              Quarter    Quarter     Quarter     Quarter        Year
------------------------------------------------------------------------------
Revenue:               17,216     20,884      21,982      28,374      88,456
Gross profit:           4,986      6,103       6,813       6,846      24,748
Income (loss)
   before income
   taxes:                 545      1,807       2,248      (1,313)      3,287
Net income
   (loss):                304      1,044       1,455        (857)      1,946
Earnings (loss)
per common
share                     .03        .11         .15        (.09)        .21

* The Company incurred unusual charges of $16,840,000 in the third quarter of fiscal 1996 (see Note 5).

** The Company provided an adjustment of $2,526,000 to its valuation allowance for deferred tax assets in the fourth quarter of fiscal 1996 (see Note 6).

                        Health Management, Inc.
                               and Subsidiaries



---------------------------------------------------------------------------
                                                    Form 10-K Item 14 (d) -
                                  Consolidated Financial Statement Schedule
                                                             April 30, 1996

                                    Health Management, Inc.
                                           and Subsidiaries


        Index to Consolidated Financial Statements Schedule

---------------------------------------------------------------------------

Report of independent certified public accountants         S-3

Schedule II -- Valuation and qualifying accounts
  and reserves                                             S-4

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


/s/ BDO Seidman,LLP
BDO Seidman, LLP


Mitchel Field, New York

July 22, 1996

                                 Health Management, Inc. and Subsidiaries

                                  Schedule II -- Valuation and Qualifying
                                                    Accounts and Reserves

                                 Balance at            Additions
                                Beginning of          Charged to                               Balance at End of
  Classification                    Year               Operations             Deductions             Year
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended April 30, 1996        $7,998,000          $14,714,000           $12,642,000           $10,070,000
===============================================================================================================
  Year ended April 30, 1995        $2,206,000          $ 7,978,000           $ 2,186,000           $ 7,998,000
===============================================================================================================
  Year ended April 30, 1994        $  925,000          $ 1,781,000           $   500,000           $ 2,206,000
===============================================================================================================



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HEALTH MANAGEMENT, INC.

April 18, 1997           /s/ W. James Nicol
                         -----------------------------------------------------
                         W. James Nicol, Chief Executive Officer and President
                         (Principal Executive Officer)

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

         10.7* Employment Agreement, dated as of May 1, 1996, between the Company and W. James Nicol (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

         10.8* Employment Agreement, dated as of January 8, 1996, between the Company and James R. Mieszala
                  (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

         10.9* Employment Agreement, dated as of December 18, 1996, between the Company and Paul S. Jurewicz
                  (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

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

         10.18 Forbearance Agreement, dated July 26, 1996 among Health Management, Inc., Home Care Management, Inc., HMI Illinois, Inc., HMI Pennsylvania, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI PMA, Inc., HMI Maryland, Inc., Chase Manhattan Bank, as lender and agent, and European American

                  Bank, as lender (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

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

         11       Statement re Computation of Per Share Earnings
                  (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

         21 Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year ended April 30,
                  1996).

         23       Consent of BDO Seidman, LLP**

         27 Financial Data Schedule (incorporated by referenced to Form 10-K for the year ended April 30, 1996).

*        Management contract or compensatory plan or arrangement.
**       Filed herewith.