Form 10-K/A
period 1996-04-30
HEALTH MANAGEMENT INC/DE
filed 1997-06-06
CIK 791164

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 Form 10-K/A-3

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



This Annual Report on Form 10-K/A-3 is intended to amend certain information contained in Part I, Items 7 and 8 of Health Management Inc.'s (the "Company's") Annual Report on Form 10-K, as amended by the Company's Annual Report on Forms 10-K/A and 10-K/A-2, for the year ended April 30, 1996 (the "Original Report"), in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Form 10-K, July 29, 1996.

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

         Unusual and Other Charges. The Company incurred a substantial operating loss during the fiscal year 1996. This was a result of unusual charges recorded in the third quarter of 1996 which consisted of the following:
(1) a $3.6 million charge for costs associated with organizational consolidations and other cost reduction programs; (2) a $2.8 million charge for the write-off of medical device inventory; and (3) a $2.0 million charge for professional fees associated with the Company's restatement and the litigation as described above. In addition, the Company recorded an additional provision for doubtful accounts of $8.4 million in the third quarter of fiscal 1996.

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

RESULTS OF OPERATIONS

         Year ended April 30, 1996 as compared to year ended April 30, 1995

         The Company's revenues were $158,859,638 for the year ended April 30, 1996, an increase of $70,403,610 or 79.6% over revenues of $88,456,028 for the year ended April 30, 1995. Revenues generated from the Company's acquisition of the Clozaril(R) Patient Management Business accounted for approximately $47.0 million of the increased levels. Additional growth of approximately $6.0 million was generated from the acquisition of the Arcade and Kaufmann businesses which were acquired on February 1, 1995 and therefore were reflected in the Company's financial statements for the entire fiscal year of 1996 as compared to only the fourth quarter of fiscal 1995. The remainder of the increase was derived from internal growth through the expansion of the Lifecare(TM) Program and new referral sources.

         Gross profit margins were 24.3% for the year ended April 30, 1996, a
3.7 percentage-point decline from 28.0% for the preceding fiscal year. The decrease in the gross profit rate was primarily attributable to the following factors: (i) a $2.8 million charge was recorded in the third quarter of fiscal 1996 for the write-down of medical device inventory; (ii) a reduction in reimbursement rates that occurs when the drug benefit is carved out of the major medical benefit and is converted into a drug card, which generally provides for a lower reimbursement rate; and (iii) the phase-in of a change in Medicare regulations extending immunosuppressant drug Medicare benefits to transplant patients for up to three years post-transplant, as opposed to the historical one year period, which results in lower reimbursement rates for such patients covered thereby as compared to those covered by commercial insurance carriers and other private payors (see "Business of the Company-Reimbursement-Medicare and Medicaid"). Without the $2.8 million charge, the gross profit margin would have been 26.1%. These decreases in gross profit margins were partially offset by the Clozaril(R) Patient Management Business, which currently generates a higher gross profit margin than the other segments of the Company's business and which recorded a gross profit of $15,940,480 or approximately 41% of the Company's overall gross profit in fiscal 1996. The erosion of the Company's profit margins is typical of recent healthcare industry trends and is attributable to the pricing pressure exerted by managed care organizations. The Company is attempting to minimize the further erosion of gross profit margins by reducing its costs of service and related support activities and increasing its volume through focused marketing efforts to spread its fixed costs over a larger patient base. There are no assurances that the Company will be successful in these efforts.

         Operating expenses for the fiscal year ended April 30, 1996 were $49,288,793, an increase of $27,736,604 or 129.0%, over operating expenses of $21,525,189 for the year ended April 30, 1995. $5.6 million of this increase was attributable to unusual charges recorded during the third quarter of fiscal year 1996; $3.6 million of the charge was attributable to costs associated with organizational consolidation and other cost reduction programs, which includes severance costs of approximately $1.3 million, a goodwill writedown charge of approximately $550,000 and a charge for the write-off of assets of approximately $1 million and the accrual of lease termination costs of approximately $750,000; and $2.0 million was associated with professional fees arising out of the Company's restatements, litigation, etc. The Company also increased the provision for doubtful accounts by $8,400,000 in the third quarter of fiscal 1996. This increased provision related primarily to the organ transplant business where collection efforts are more difficult and the Company's collection efforts were hampered by inadequate staffing levels and the requisite follow-up. These efforts are conducted primarily from the Company's former corporate offices in Long Island, New York, which has been pacticularily affected by employee turnover. It was not practical to determine the potential impact of the additional provision on the first two quarters of fiscal 1996. During 1996, the Company also wrote-off approximately $12.6 million of receivables, against the allowance for doubtful accounts, which were deemed to be uncollectible because of the age of the receivables and, in some cases, the collectibility period from third party payors had lapsed. Operating expenses year over year were also affected by the inclusion for the full year in fiscal 1996 of the Clozaril(R) Patient Management Business versus one month in fiscal year 1995 and by the inclusion for the full year in 1996 of the Arcade and Kaufmann business versus three months in the fiscal year 1995. The Clozaril(R) Patient Management Business was acquired on April 1, 1995. The full year inclusion of the Clozaril(R) Patient Management Business resulted in an increase in operating expenses of approximately $9.9 million.

         The operating loss for the fiscal year 1996 was ($10,652,683), a $13,875,501 change from the operating profit of $3,222,818 for the fiscal year 1995. The unusual and other charges recorded in the third quarter of fiscal year 1996 resulted in the operating loss for the year.

         Net interest expense for the year ended April 30, 1996 was $2,679,504 compared to net interest income of $63,761 in fiscal year 1995. The increase in interest expense was driven by the outstanding term loans associated with the CPMB acquisition and the borrowings under the Company's line of credit.

         Loss before income taxes for the year ended April 30, 1996 was ($13,332,187) compared to a $3,286,579 income level for the year ended April 30, 1995. The unusual and other charges recorded in the third quarter contributed significantly to the loss for fiscal 1996.

         The net loss for the year was ($10,927,341) compared to a net income of $1,946,188 for the fiscal year ended April 30, 1995. The net loss for the 1996 fiscal year was, in part, the result of the unusual and other charges recorded in the third quarter of this fiscal year. Also contributing to the net loss was a valuation allowance of approximately $2.5 million to reserve for a deferred tax asset. The remaining unreserved deferred tax asset is the estimated benefit of a net operating loss carryback to the Company. Given the circumstances that led to the modification of the independent auditor's opinion, a valuation allowance was established for the deferred tax asset.

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

         Gross profit margins were 28.0% for the year ended April 30, 1995, as compared to 35.3% for the year ended April 30, 1994. The decrease in gross profit margin was primarily attributable to the following factors: (i) increases in Betaseron revenues, which presently yields lower margins than have been historically achieved by the Company for other disease management programs; (ii) reductions in the fixed fee reimbursement rates from certain state Medicaid programs (principally New York, which lowered its reimbursement by 10%); (iii) a change in Medicare regulations extending immunosuppressant drug Medicare benefits to transplant patients for up to three years post-transplant, as opposed to the historical one year post-transplant period, which results in lower reimbursement rates for patients covered thereby as opposed to patients covered by commercial insurance carriers and other private payors; and (iv) reduction of reimbursement rates that occur when the drug benefit is carved out from the major medical benefit and is switched to a drug card, which generally provides for a lower reimbursement rate.

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

                            HEALTH MANAGEMENT, INC.
                                   AND SUBSIDIARIES





                      CONSOLIDATED FINANCIAL STATEMENTS
               FORM 10-K/A-3 - ITEM 8 AND ITEM 14(A)(1) AND (2)
                          YEAR ENDED APRIL 30, 1996

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-9 - F-33

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

BDO Seidman, LLP

Mitchel Field, New York
July 22, 1996, except for Note 4(a)
 which is as of July 26, 1996

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


====================================================================================================================================
 April 30,                                                                                     1996                       1995
------------------------------------------------------------------------------------------------------------------------------------
 ASSETS (NOTE 4(A))
 CURRENT:
    Cash and cash equivalents                                                           $ 3,280,195                 $4,562,712
    Accounts receivable, less allowance for doubtful accounts of
       approximately $10,070,000 and $7,998,000                                          36,457,199                 31,339,809
    Inventories                                                                           6,800,820                  7,787,661
    Tax refund receivable (Note 6)                                                        8,037,030                  1,827,000
    Deferred taxes (Note 6)                                                               1,807,000                  3,133,300
    Prepaid expenses and other                                                              655,358                  1,163,541
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                              57,037,602                 49,814,023
 IMPROVEMENTS AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION AND
    AMORTIZATION (NOTES 3 AND 4)                                                          3,825,974                  2,136,062
 GOODWILL (NOTE 2)                                                                       34,008,496                 35,464,260
 OTHER                                                                                    1,043,607                  1,275,775
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $95,915,679                $88,690,120
====================================================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT:
    Accounts payable                                                                    $20,714,836                $12,329,991
    Accrued unusual charges (Note 5)                                                      3,559,000                          -
    Accrued expenses                                                                      1,526,119                  1,862,407
    Current maturities of long-term debt (Note 4)                                        28,746,028                 23,135,267
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                                         54,545,983                 37,327,665
 LONG-TERM DEBT, LESS CURRENT MATURITIES (NOTE 4)                                         4,006,077                  3,191,123
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL LIABILITIES                                                                 58,552,060                 40,518,788
------------------------------------------------------------------------------------------------------------------------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 7)
 STOCKHOLDERS' EQUITY (NOTE 8):
    Preferred stock - $.01 par value - shares authorized 1,000,000;
       issued and outstanding, none                                                               -
    Common stock - $.03 par value - shares authorized 20,000,000;
       issued and outstanding 9,328,240 and 9,316,017                                       279,848                    279,481
    Additional paid-in capital                                                           38,138,771                 38,019,510
    Retained earnings (deficit)                                                          (1,055,000)                 9,872,341
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                                        37,363,619                 48,171,332
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $95,915,679                $88,690,120
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

====================================================================================================================================
 Year ended April 30,                                                1996                      1995                       1994
------------------------------------------------------------------------------------------------------------------------------------
 REVENUES                                                    $158,859,638               $88,456,028                $44,249,516

 COST OF SALES (INCLUDING UNUSUAL CHARGES OF
   $2,840,000 IN 1996) (NOTE 5)                               120,223,528                63,708,021                 28,643,460
------------------------------------------------------------------------------------------------------------------------------------
       Gross profit                                            38,636,110                24,748,007                 15,606,056
------------------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:

    Selling                                                     4,649,697                 2,898,208                  1,847,197

    General and administrative                                 24,324,490                10,648,792                  5,428,342

    Provision for doubtful accounts (Note 5)                   14,714,606                 7,978,189                  1,781,000

    Unusual charges (Note 5)                                    5,600,000                         -                          -
------------------------------------------------------------------------------------------------------------------------------------
       TOTAL OPERATING EXPENSES                                49,288,793                21,525,189                  9,056,539
------------------------------------------------------------------------------------------------------------------------------------
 INCOME (LOSS) FROM OPERATIONS                                (10,652,683)                3,222,818                  6,549,517

 INTEREST EXPENSE                                              (2,717,155)                 (269,316)                   (88,215)

 INTEREST INCOME                                                   37,651                   333,077                    290,341
------------------------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) BEFORE INCOME TAXES                      (13,332,187)                3,286,579                  6,751,643

 INCOME TAXES (NOTE 6)                                         (2,404,846)                1,340,391                  2,750,685
------------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                     $(10,927,341)               $1,946,188                 $4,000,958
====================================================================================================================================
 EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  - primary                                                        $(1.16)                     $.21                       $.54
====================================================================================================================================
  - fully diluted                                                  $(1.16)                     $.21                       $.53
====================================================================================================================================
 WEIGHTED AVERAGE SHARES OUTSTANDING
  - primary                                                     9,414,500                 9,408,300                  7,383,040
====================================================================================================================================
  - fully diluted                                               9,414,500                 9,420,816                  7,593,465
====================================================================================================================================

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


                                                           Common Stock                                                    Unearned
                                                          $.03 Par Value                                                  Restricted
                                                      ------------------------  Additional Paid-in   Retained Earnings     Stock
                                                      Shares            Amount        Capital            (Deficit)      Compensation
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, MAY 1, 1993                                 6,076,063        $182,281        $5,647,475         $3,925,195      $       -
    Common stock issued upon exercise of stock
       options                                            2,833              85            12,663                  -              -
    Common stock issued upon exercise of stock
       warrants                                          40,330           1,210           216,572                  -              -
    Common stock issued upon conversion of
       subordinated debentures                          357,145          10,715           364,288                  -              -
    Common stock issued upon public offering          2,000,000          60,000        21,922,258                  -              -
    Common stock issued upon acquisition of Murray
       Group                                            617,060          18,512         7,676,230                  -              -
    Restricted stock issued to consultants               11,000             330           113,795                  -       (114,125)
    Compensation under restricted stock                       -               -                 -                  -         57,060
    Net income for the year ended April 30, 1994              -               -                 -          4,000,958              -
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 30, 1994                              9,104,431         273,133        35,953,281          7,926,153        (57,065)
    Common stock issued upon acquisition of:
       Pharmaceutical Marketing Alliance                 20,000             600           242,775                  -              -
       Maryland Pharmacies                              108,757           3,263         1,356,112                  -              -
    Common stock issued upon exercise of stock
       warrants                                          78,996           2,370           424,208                  -              -
    Common stock issued upon exercise of stock
       options                                            2,833              85            24,414                  -              -
    Common stock issued to directors                      1,000              30            18,720                  -              -
    Compensation under restricted stock                       -               -                 -                  -         57,065
    Net income for the year ended April 30, 1995              -               -                 -          1,946,188
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 30, 1995                              9,316,017         279,481        38,019,510          9,872,341              -
    Common stock issued upon exercise of stock
       options                                           12,223             367           119,261
    Net loss for the year ended April 30, 1996                                                           (10,927,341)
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE, APRIL 30, 1996                              9,328,240        $279,848       $38,138,771       $ (1,055,000)     $       -
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (NOTE 9)

================================================================================

 Year ended April 30,                                                         1996                  1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 ($10,927,341)           $1,946,188           $4,000,958
    Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
       Depreciation and amortization                                     2,127,400               846,869              453,149
       Provision for doubtful accounts receivable                       14,714,606             7,978,189            1,781,000
       Deferred taxes                                                    1,326,300            (2,516,300)            (701,315)
       Write-off of improvements and equipment                             263,563
       Write-off of goodwill                                               552,432
       Write-off of organizational costs                                   134,161
       Loss from disposition of rental equipment                                 -               287,287                    -
       Compensation under restricted stock                                       -                57,065               57,060
       Common stock issued to director                                           -                18,750                    -
    Increase (decrease) in cash flows from changes in
       operating assets and liabilities, net of effects of
       purchase of CPMB and other acquisitions in 1995 and
       Murray Group in 1994:
         Accounts receivable                                           (19,831,996)          (16,706,549)          (9,624,966)
         Tax refund receivable                                          (6,210,030)           (1,827,000)                   -
         Inventories                                                       986,841            (1,826,911)             205,220
         Prepaid expenses and other                                        508,183              (976,058)            (205,307)
         Other assets                                                       98,008              (239,758)            (249,281)
         Accounts payable                                                8,384,845             4,870,054               99,675
         Accrued unusual charges                                         3,559,000                     -                    -
         Accrued expenses                                                 (336,288)              396,332              203,075
         Income taxes payable                                                                 (1,759,590)             280,467
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                            (4,650,316)           (9,451,432)          (3,700,265)
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash used in acquisition of CPMB                                      (324,366)          (20,630,212)                   -
    Cash used in acquisition of Murray Group                                     -                     -           (7,500,000)
    Other acquisitions                                                           -            (2,167,500)            (250,000)
    Collection of receivable from the seller of
      Murray Group                                                               -             1,444,426                    -
    Capital expenditures                                                (1,491,722)             (948,368)            (565,815)
    Proceeds from sale of rental equipment                                       -               214,598                    -
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                            (1,816,088)          (22,087,056)          (8,315,815)
------------------------------------------------------------------------------------------------------------------------------------

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (NOTE 9)
================================================================================

 Year ended April 30,                                                      1996                  1995                       1994
------------------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                     16,450,000            23,000,000                          -
    Principal payments on long-term debt                            (11,000,000)                    -                          -
    Net payment on capital leases                                      (385,741)             (123,357)                   (44,202)
    Decrease in bank loan - net                                               -                     -                   (200,000)
    Proceeds from issuance of common stock                                    -                     -                 21,982,258
    Cash paid for deferred borrowing fees                                     -              (722,000)                         -
    Proceeds from exercise of warrants                                        -               426,578                    217,782
    Proceeds from exercise of options                                   119,628                24,499                     12,748
------------------------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                                  5,183,887            22,605,720                 21,968,586
------------------------------------------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                       (1,282,517)           (8,932,768)                 9,952,506
 CASH AND CASH EQUIVALENTS, BEGINNING OF
     YEAR                                                             4,562,712            13,495,480                  3,542,974
------------------------------------------------------------------------------------------------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 3,280,195            $4,562,712                $13,495,480
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   BASIS OF PRESENTATION
     AND SUMMARY OF
     ACCOUNTING POLICIES

     ORGANIZATION AND           The  consolidated  financial   statements  include  Health   Management,  Inc.  (formerly   Homecare
     PRINCIPLES OF              Management,  Inc.) (the  "Company"), (a  Delaware corporation),  its wholly-owned  subsidiaries Home
     CONSOLIDATION              Care Management,  Inc. (HMI-NY), HMI Pennsylvania, Inc., HMI Retail Corp. Inc., Health Reimbursement
                                Corp., HMI PMA Inc., HMI  Maryland Inc., and HMI Illinois, Inc.  All  material intercompany accounts and transactions have been eliminated in consolidation.


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

     USE OF ESTIMATES           In  preparing  financial statements  in conformity  with  generally accepted  accounting principles,
     AND CONCENTRATION          management is required  to make estimates and assumptions that affect the reported amounts of assets and  liabilities and  the  disclosure  of contingent  assets  and liabilities  at  the  date of  the
                                financial statements and  revenues and expenses during  the reporting period.   Actual results could
                                differ from those estimates.

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

     INVENTORIES                Inventories are valued  at the lower of cost  or market. Cost is determined by  the first-in, first-
                                out  method (FIFO).  Inventories  are principally  comprised  of prescription  and  over-the-counter drugs.

     REVENUE RECOGNITION        Revenues are recognized  on the date services and related products  are provided to patients and are recorded at amounts estimated to be received  from patients or under reimbursement arrangements with third party payors.

     CASH AND CASH              The  Company considers all highly  liquid investments with  a maturity of three  months or less when
     EQUIVALENTS                purchased to be cash equivalents.

     IMPROVEMENTS AND           Improvements  and  equipment are  stated  at cost.  Depreciation  of equipment  and  amortization of
     EQUIPMENT                  leasehold  improvements are computed  over the estimated  useful lives of  the assets and  the lease term,  respectively,  ranging  from 3  to  7 years  for  equipment  and 13  years  for improvements.
                                Accelerated methods (double declining balance  method)  are used for both book and  tax purposes for all  classes of assets  except for  leasehold improvements which  are amortized  using straight line method.


                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          GOODWILL AND OTHER    Goodwill represents the  excess of the  purchase price over  the fair value  of net assets  acquired
          LONG-LIVED ASSETS     through  business  combination, accounted  for  as purchases  (see  Note 2)  and  is amortized  on a straight-line basis over the  estimated period to be benefitted  - thirty years.  During  the fiscal year ended April 30, 1996, the  Company elected the early adoption  of SFAS No. 121 "Accounting  for the Impairment  of Long-Lived Assets  and for Long-Lived  Assets to be Disposed  of."  Prior  to the
                                adoption  of SFAS No.  121, the carrying  value of goodwill  was reviewed periodically  based on the projected gross profits of the businesses acquired over the remaining amortization period.

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

     FAIR VALUE OF              The carrying  amounts  of certain  financial instruments,  including cash,  accounts receivable  and
     FINANCIAL                  accounts  payable, approximate fair value as of April  30, 1996 because of the relatively short-term
     INSTRUMENTS                maturity  of these  instruments.   The  carrying  value  of long-term  debt,  including the  current portion, approximates  fair value  as of April  30, 1996  based upon  the borrowing rates  currently available to the Company for bank loans with similar terms and average maturities.

     STOCK-BASED                The Financial  Accounting Standards Board Issued  Statement of Financial Accounting  Standard Number
     COMPENSATION               123  "Accounting  for Stock-Based  Compensation" ("SFAS  Number 123")  in  October 1995.   Statement
                                Number  123  encourages companies  to  recognize expense  for  stock options  and  other stock-based
                                employee  compensation plans  based on  their fair  value at  the date  of grant.   As  permitted by
                                Statement  Number 123, the  Company plans to continue  to apply its  current accounting policy under
                                APB Opinion Number 25 "Accounting for Stock Issued to Employees" in 1996 and future years, and  will provide disclosure  of the pro  forma impact on  net income  and earnings per  share as if  the fair value-based method had been applied.

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

                                       The unaudited pro-forma condensed combined  statement of income for the year  ended April 30,
                                       1995 giving effect to the acquisition of CPMB by the Company as  if it had occurred as of the beginning of the year is as follows:


                                                      Year ended April 30,                                                   1995
                                                      ------------------------------------------------------------------------------
                                                                                                                (In thousands)
                                                      Revenues                                                           $133,178
                                                      ------------------------------------------------------------------------------

                                                      Income                                                               $6,237
                                                      ------------------------------------------------------------------------------

                                                      Net income                                                           $3,505
                                                      ------------------------------------------------------------------------------
                                                      Earnings Per Share

                                                        Primary                                                              $.37

                                                        Fully Diluted                                                        $.37
                                                      ------------------------------------------------------------------------------


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



                                 As a  result of  the above acquisitions,  total excess  of purchase price  in excess  of net assets acquired are as follows:

                                               April 30,                                                   1996              1995
                                               -------------------------------------------------------------------------------------
                                               Goodwill resulting from acquisition of:

                                               CPMB                                                 $22,860,251       $22,535,855

                                               Maryland pharmacies                                    2,453,959         2,453,959

                                               PMA                                                            -           581,507

                                               Murray group                                          10,099,860        10,099,860

                                               Other                                                    250,000           250,000
                                               -------------------------------------------------------------------------------------
                                                                                                     35,664,070        35,921,181
                                               Less: accumulated amortization                         1,655,574           456,921
                                               -------------------------------------------------------------------------------------
                                                                                                    $34,008,496       $35,464,260
                                               =====================================================================================


                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   IMPROVEMENTS AND                      Improvements and equipment consist of the following:
     EQUIPMENT
                                           April 30,                                                       1996              1995
                                           -----------------------------------------------------------------------------------------
                                           Furniture and equipment                                   $2,380,978        $1,575,503

                                           Transportation equipment                                     104,090            88,906

                                           Computer equipment                                         2,689,619           777,133

                                           Leasehold improvements                                       365,743           491,108
                                           -----------------------------------------------------------------------------------------
                                                                                                      5,540,430         2,932,650

                                           Less accumulated depreciation and
                                                        amortization                                  1,714,456           796,588
                                           ----------------------------------------------------------------------------------------
                                                                                                     $3,825,974        $2,136,062
                                           =========================================================================================


4.   LONG-TERM DEBT                         Long-term debt consists of the following:

                                                 April 30,                                                  1996               1995
                                           -----------------------------------------------------------------------------------------
                                           Term loan (a)                                             $18,000,000        $21,000,000

                                           Revolving credit (a)                                       10,350,000          2,000,000

                                           Subordinated note payable (b)                               3,000,000          3,000,000

                                           Capitalized leases and notes payable
                                             requiring monthly payments of $42,252
                                             including assumed interest ranging from
                                             3.2% to 21%, collateralized by equipment
                                             with a book value of $1,354,708.                          1,402,105            326,390
                                           -----------------------------------------------------------------------------------------

                                                                                                      32,752,105         26,326,390

                                                 Less current maturities                              28,746,028         23,135,267
                                           -----------------------------------------------------------------------------------------
                                                                                                     $ 4,006,077        $ 3,191,123
                                           =========================================================================================


                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              Long term debt matures as follows:


                              Year ended April 30,
                              -----------------------------------------------------------------------------------------------------
                                   1997                                                              $28,746,028

                                   1998                                                                  377,771

                                   1999                                                                  315,873

                                   2000                                                                3,245,162

                                   2001                                                                   67,271
                              -----------------------------------------------------------------------------------------------------
                                                                                                     $32,752,105
                             ======================================================================================================


5.   Unusual Charges         The following charges were incurred during the year ended April 30,
     And Other Charges       1996:




                             Included in costs of sales:
                                . Write-off of medical device inventory (a)                          $2,840,000
                             ======================================================================================================


                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             Included in the provision for doubtful accounts:

                                . Additional provision reflecting a change in the
                                  estimation of the allowance for doubtful accounts (b)              $8,400,000
                             ======================================================================================================

                                Unusual charges:

                                . Cost associated with organizational consolidation and
                                  other cost reduction programs (c)                                   3,600,000

                                . Professional fees related to the Company's litigation and restatement of fiscal 1995 financial statements (see Note
                                  7(d))                                                               2,000,000
                              -----------------------------------------------------------------------------------------------------
                                                                                                     $5,600,000
                             ======================================================================================================


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


                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                                                        ----------
                                                                                                        $2,329,000
                                                                                                        ==========

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                    The  above remaining liabilities of $726,000 and  $1,379,000 and the unpaid professional fees of $1,454,000 as of April 30, 1996 were included in accrued unusual charges,  the majority of which are expected to be paid within the year ended April 30, 1997.



6.   INCOME TAXES            The income tax expenses (benefits) are comprised of the following:

                              Year ended April 30,                        1996            1995            1994
                              -------------------------------------------------------------------------------------------------
                              Current:
                                 Federal                           $(4,398,902)     $2,793,223      $2,640,000
                                 State and local                       667,756       1,063,468         812,000
                              -------------------------------------------------------------------------------------------------
                                                                    (3,731,146)      3,856,691       3,452,000
                              -------------------------------------------------------------------------------------------------
                              Deferred
                                 Federal                               989,000      (1,851,000)       (580,000)
                                 State and local                       337,300        (665,300)       (121,315)
                              -------------------------------------------------------------------------------------------------
                                                                     1,326,300      (2,516,300)       (701,315)
                              -------------------------------------------------------------------------------------------------
                              Total income taxes                   $(2,404,846)     $1,340,391      $2,750,685
                              =================================================================================================

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             The following reconciles the federal statutory tax rate with the actual effective rate:

                             Year ended April 30,                        1996            1995            1994
                             ----------------------------------------------------------------------------------
                             Statutory rate                               (34%)            34%             34%
                             Increase (decrease) in tax rate
                                resulting from:
                                State and local taxes, net of
                                  federal benefit                           5%              7               7
                                Change in deferred tax assets
                                  valuation allowance                      11%              -               -
                             ----------------------------------------------------------------------------------
                             Effective rate                               (18%)            41%             41%
                             ==================================================================================

                             Deferred tax assets (liabilities) consist of the following:

                             April 30,                                                    1996             1995
                             ----------------------------------------------------------------------------------
                             Deferred tax assets resulting from:
                                Allowance for doubtful accounts                     $4,532,000       $3,163,000
                                Unusual charges                                        535,000                -
                             Deferred tax liability - difference in carrying
                                value of goodwill for book and tax                    (734,000)         (29,700)
                             ----------------------------------------------------------------------------------
                                                                                     4,333,000        3,133,300
                             Valuation allowance                                    (2,526,000)               -
                             ----------------------------------------------------------------------------------
                                                                                    $1,807,000       $3,133,300
                             ==================================================================================

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                   As  of  April  30,  1996,  future  net   minimum  lease  payments  under  capital  leases  and
                                   noncancellable operating lease agreements are as follows:
                                                                                                Capital              Operating
                                  -----------------------------------------------------------------------------------------------
                                                      1997                                        $416,241          $1,296,629

                                                      1998                                         389,908           1,088,500
                                                      1999                                         312,249             765,575
                                                      2000                                         227,870             680,728
                                                      2001                                          68,405             177,447
                                                      Thereafter                                         -              97,654
                                  -----------------------------------------------------------------------------------------------
                                  Total minimum lease payments                                   1,414,673           4,106,533
                                  Less amounts representing interest                               179,803                   -
                                  -----------------------------------------------------------------------------------------------
                                  Net minimum lease payments                                    $1,234,870          $4,106,533
                                  ===============================================================================================

                                        HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                             (b)   OPTIONS AND WARRANTS

                                   Stock options and warrants activities are shown below:

                                                             Omnibus       Incentive
                                                         Incentive Stock  Stock Option                Directors'
                                                         Option Plan (1)    Plan (2)     Warrants     Options (3)
                                   ----------------------------------------------------------------------------------
                                   Shares covered            1,000,000       50,000       130,662        26,000
                                   ----------------------------------------------------------------------------------
                                   Outstanding at May 1,
                                   ----------------------------------------------------------------------------------
                                     1993                            -       12,221       130,662             -

                                     Granted                   420,000        2,500             -        19,000
                                     Exercised                       -       (2,833)      (40,330)            -
                                     Cancelled                       -         (833)            -             -
                                   ----------------------------------------------------------------------------------
                                   Outstanding at April
                                     30, 1994                  420,000       11,055        90,332        19,000
                                     Granted                   132,500            -             -         4,000

                                     Exercised                  (2,000)        (833)      (78,996)            -
                                     Cancelled                       -            -             -             -
                                   ----------------------------------------------------------------------------------
                                   Outstanding at April
                                     30, 1995                  550,500       10,222        11,336        23,000
                                     Granted                   709,000            -             -         3,000
                                     Exercised                 (11,000)      (1,223)            -             -
                                     Cancelled                (309,500)
                                   ----------------------------------------------------------------------------------
                                   Outstanding at April
                                     30, 1996                  939,000        8,999        11,336        26,000
                                   ==================================================================================

                                   At April 30, 1996:
                                   Price range                   $4.98 -       $.90 -                 $10.875 -
                                                                $10.38        $4.50         $5.40     $18.840
                                   Shares exercisable          346,833        8,999        11,336      26,000
                                   Available for grant             -0-        5,669             -           -


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


                               (c)    RESTRICTED STOCK

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


9.    SUPPLEMENTAL CASH        (a)    Supplemental disclosures of cash flow information:
      FLOW INFORMATION

                                      Year ended April 30,              1996              1995             1994
                                      ---------------------------------------------------------------------------------------------
                                      (1)  Cash paid for
                                             interest expense     $2,381,667          $174,430          $94,468
                                      (2)  Cash paid for
                                             income taxes         $1,949,491        $7,745,067       $3,157,483

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

                                      (3)    During the  year ended  April  30, 1995,  the Company  issued 128,757  shares of  non-
                                             registered common stock in connection with the  acquisition of Maryland pharmacies and
                                             PMA (Note 2(b) and (c)).

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

                                      (6)    During  the year  ended April  30, 1994,  the Company  issued  617,060 shares  of non-
                                             registered common stock in connection with the Murray acquisition. (Note 2(d)).


10.    QUARTERLY FINANCIAL      The following table summarizes quarterly results:
       INFORMATION
       (UNAUDITED, IN           Year Ended April      First         Second        Third        Fourth
       THOUSANDS, EXCEPT        30, 1996             Quarter       Quarter       Quarter       Quarter       Year
       FOR PER SHARE DATA)      ---------------------------------------------------------------------------------------------
                                REVENUE              $38,294        $39,275       $40,801      $40,490    $158,860
                                GROSS PROFIT          11,761          9,155         7,331*      10,389      38,636
                                INCOME (LOSS)
                                   BEFORE INCOME
                                   TAXES               2,700            239       (16,786)*        514     (13,333)
                                NET INCOME (LOSS)      1,589            139        (9,904)*     (2,751)**  (10,927)
                                EARNINGS (LOSS)
                                PER COMMON SHARE         .17            .01         (1.06)        (.28)      (1.16)

                                Year Ended April      First         Second        Third        Fourth
                                30, 1995             Quarter       Quarter       Quarter       Quarter       Year
                                -----------------------------------------------------------------------------------------------
                                REVENUE:              17,216         20,884        21,982       28,374      88,456
                                GROSS PROFIT:          4,986          6,103         6,813        6,846      24,748
                                INCOME (LOSS)
                                   BEFORE INCOME
                                   TAXES:                545          1,807         2,248       (1,313)      3,287
                                NET INCOME
                                   (LOSS):               304          1,044         1,455         (857)      1,946
                                EARNINGS (LOSS)
                                PER COMMON SHARE         .03            .11           .15         (.09)        .21




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


Mitchel Field, New York

July 22, 1996

                                 Health Management, Inc. and Subsidiaries

                                  Schedule II -- Valuation and Qualifying
                                                    Accounts and Reserves

                                 Balance at            Additions
                                Beginning of          Charged to                               Balance at End of
  Classification                    Year               Operations             Deductions             Year
----------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
  Year ended April 30, 1996     $   7,998,000         $ 14,714,000           $12,642,000       $    10,070,000
===============================================================================================================
  Year ended April 30, 1995     $   2,206,000         $  7,978,000           $ 2,186,000       $     7,998,000
===============================================================================================================
  Year ended April 30, 1994     $     925,000         $  1,781,000           $   500,000       $     2,206,000
===============================================================================================================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HEALTH MANAGEMENT, INC.

June 5, 1997             /s/ W. James Nicol
                         -----------------------------------------------------
                         W. James Nicol, Chief Executive Officer and President
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