Form 10-Q/A
period 1997-01-31
HEALTH MANAGEMENT INC/DE
filed 1997-06-06
CIK 791164

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

This Quarterly Report on Form 10-Q/A is intended to amend certain information contained in Part I, Items 1 and 2, and Part II, Item 1, of Health Management, Inc.'s (the "Company's") Report on Form 10-Q for the quarter ended January 31, 1997 (the "Original Report"), in order to ensure that the information contained in the Original Report is true, accurate and complete as of the date of the filing of the Form 10-Q, March 24, 1997.

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

RESULTS OF OPERATIONS

Three months ended JANUARY 31, 1997 as compared to the three months ended JANUARY 31, 1996

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

   -  A $2.2 million increase in the provision for doubtful accounts.  In the third quarters of fiscal 1997 and 1996 the Company evaluated the adequacy of the allowance for doubtful accounts, which caused an increased provision (change in estimate) of $10 million and $8.4 million in the third quarter of fiscal 1997 and 1996, respectively. The additional provision for doubtful accounts of $10 million in fiscal 1997 was the result of employee turnover and ineffective staff levels in the reimbursement function caused, in part, by the additional financial and operating strains on the Company and its management. The follow-up required to collect the Company's receivables, especially in the transplant patient business, which has been managed primarily in the Company's former New York corporate offices in Long Island, New York, suffered as a result of the inadequate staffing and other factors,
      primarily in the latter part of 1996 and early 1997.   The Company also
      increased the provision for doubtful accounts by $8,400,000 in the third quarter of fiscal 1996. This increased provision related primarily to the transplant patient business where collection efforts are more difficult and the Company's collection efforts were hampered by inadequate staffing levels and the requisite follow-up. It was not practical to determine the potential impact of the additional provisions on the first two quarters of fiscal 1997 and 1996. See Note 3 to the Condensed Consolidated Financial Statements.

   - A $2.8 million decrease in unusual charges. During the third quarter of fiscal 1997, the Company provided a $2.8 million charge ($2.4 million of which relates to a write-off of goodwill) for the closing or sale of three retail pharmacies, which retail pharmacies no longer conformed to the Company's current focus and strategy and were immaterial to the Company's overall current and prospective operations. The fiscal 1996 charges of $5.6 million relate to the (a) costs associated with the organizational consolidation and other cost reduction programs ($3.6 million) and (b) professional fees related to the Company's litigation and restatements of fiscal 1995 financial statements ($2 million). See
      Note 3 to the Condensed Consolidated Financial Statements.

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

Nine months ended JANUARY 31, 1997 as compared to nine months ended JANUARY 31, 1996

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

- A $2.2 million increase in the provision for doubtful accounts. In the third quarters of fiscal 1997 and 1996 the Company evaluated the adequacy of the allowance for doubtful accounts, which caused an increased provision (change in estimate) of $10 million and $8.4 million in the third quarter of fiscal 1997 and 1996, respectively. The additional provision for doubtful accounts of $10 million in fiscal 1997 was the result of employee turnover and ineffective staff levels in the reimbursement function caused, in part, by the additional financial and operating strains on the Company and its management. The follow-up required to collect the Company's receivables, especially in the transplant patient business, which has been managed primarily in the Company's former New York corporate offices in Long Island, New York, suffered as a result of the inadequate staffing and other factors, primarily in the latter part of 1996 and early 1997. The increased provision for doubtful accounts of $8,400,000 in the third quarter of fiscal 1996 related primarily to the transplant patient business where collection efforts are more difficult and the Company's collection efforts were hampered by inadequate staffing levels and the requisite follow-up. It was not practical to determine the potential impact of the additional provisions on the first two quarters of fiscal 1997 and 1996. See Note 3 to the Condensed Consolidated Financial Statements.

- A $1.4 million decrease in unusual charges. During the nine months ended January 31, 1997, the Company provided (a) a $2.8 million charge ($2.4 million of which relates to a write-off of goodwill) for the closing or sale of three retail pharmacies, which retail pharmacies no longer conformed to the Company's current focus and strategy and were immaterial to the Company's overall current and prospective operations, and (b) $1.4 million for costs associated with overpayments from New York State Medicaid. The fiscal 1996 charges of $5.6 million relate to the (a) costs associated with the organizational consolidation and other cost reduction programs ($3.6 million) and (b) professional fees related to the Company's litigation and restatements of fiscal 1995 financial statements ($2 million). See Note 3 to the Condensed Consolidated Financial Statements.

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
                                                               ===========                        ===========

           See Notes to Condensed Consolidated Financial Statements

                            HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                        January 31, 1997           April 30, 1996
                                                                        ---------------            --------------
                                                                          (Unaudited)                 (Audited)
CURRENT LIABILITIES:
Accounts Payable:
     Trade                                                                  4,954,235               20,714,836
     Due to Hyperion                                                       15,329,884                       --
Accrued Unusual Charges and Settlement Costs                                8,507,930                3,559,000
Accrued Expenses                                                            3,205,378                1,526,119
Current Maturities of
Long Term Debt:
     Due to Transworld                                                     28,350,000                       --
     Due to Hyperion                                                        3,000,000                       --
     Other                                                                    359,108               28,746,028
                                                                          -----------              -----------
TOTAL CURRENT LIABILITIES                                                  63,706,535               54,545,983

Long Term Debt, Less Current Maturities                                       645,052                4,006,077
                                                                          -----------              -----------
TOTAL LIABILITIES                                                          64,351,587               58,552,060

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

BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely. The Company is unable to make an estimate of the anticipated loss, if any, arising from this suit.

Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The Company may be required to make payments in respect thereof in the future. The Company and Transworld have been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew Bergman v. Health Management, Inc. and Transworld Home HealthCare, Inc., CA No 15609NC. The plantiff in that case seeks reimbursement and advancement of legal fees and expenses. A hearing on this matter has not yet been scheduled by the court. The Company is unable to make an estimate of the anticipated loss arising from this suit.

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

Item 1 of Part II of the Original Report is hereby amended in its entirety as follows:


Item 1. LEGAL PROCEEDINGS

The Company, certain of its past and current directors and officers and its outside auditors, BDO Seidman, LLP have been named as defendants in a consolidated class action securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). The consolidated actions allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated actions purport to represent a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated actions seek unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. The Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 million shares of Common Stock and warrants to purchase 2,200,000 million shares of Common Stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified settlement providing for a $7,200,000 cash payment in lieu of the consideration provided in the Original Settlement to be paid after the merger is consummated. An Amended Stipulation of Partial Settlement to this effect was executed on December 19, 1996 and preliminary approval by the U.S. District Court for the Eastern District of New York thereof was granted on December 20, 1996. The hearing for final approval of the Amended Stipulation of Partial Settlement, which was scheduled for March 14, 1997, was rescheduled to April 11, 1997. In connection with the negotiations between the Company and Transworld regarding further amendments to the Merger Agreement, the Company and Transworld are also renegotiating with the plantiffs in the consolidated stockholder class action to further amend the Stipulation of Partial Settlement to provide for a reduction in the consideration to be paid to the plantiff class.

Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company, as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company's time to answer or move with respect to the amended consolidated complaint has been extended pursuant to stipulation until May, 1997.

BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely.

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

On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action were alleged, each for up to $10 million in damages. By motion dated March 12, 1996, APP moved to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented to the Bankruptcy Court in APP's bankruptcy was based on financial statements of the Company which were allegedly fraudulent. On September 17, 1996 the Court granted APP's motion to amend its complaint to add a fifth cause of action. The Company noticed an appeal of this order in November, 1996. Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

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

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 5th day of June, 1997.

                             HEALTH MANAGEMENT, INC.
                             (Registrant)

                             By:  /s/ W. James Nicol
                             ------------------------
                             W. James Nicol
                             (Principal Executive Officer and Financial Officer)