Form 10-K
period 1997-04-30
HEALTH MANAGEMENT INC/DE
filed 1997-09-04
CIK 791164

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K


XX Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended April 30, 1997.

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for transition period from ____________ to
     ____________.


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

                                  Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     As of September 2, 1997, the closing price of the Registrant's common stock quoted on the NASDAQ SmallCap Market was $.125. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,163,650. As of September 2, 1997, there were 18,294,494 shares of the Company's Common Stock ("Common Stock"), $.03 par value, outstanding. For purposes of the computation of the number of shares of the Registrant's Common Stock held by non-affiliates, the shares of Common Stock held by directors, officers and principal stockholders that filed a Schedule 13G or Schedule 13D were deemed to be stock held by affiliates. As of September 2, 1997, there were 8,985,292 shares of Common Stock outstanding held by such affiliates.

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes or conditions affecting the Merger Agreement and other transactions with Transworld HealthCare, Inc., a New York corporation ("Transworld"), including Transworld's willingness not to proceed against the Company for being in default under the Credit Agreement; competitive factors; the ability of the Company adequately to defend or reach a settlement of outstanding litigation and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; management and employee turnover; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Health Management, Inc., a Delaware corporation (the "Company"), was founded in 1986 as a home health care provider. In 1989, the Company made a strategic shift and began to concentrate on the provision of post-surgical pharmaceutical products and services to organ transplant patients. Currently, the Company is focused on the provision of integrated pharmaceutical management services to patients with chronic medical conditions which may be complicated by a higher risk of patient non-compliance with the prescribed pharmaceutical regimen, and to the health care professionals, pharmaceutical manufacturers and third-party payors involved in the care of such patients. Services offered include the distribution of prescription drugs, drug utilization review, patient compliance monitoring, assistance in insurance coverage, verification and reimbursement. The Company has expanded its business primarily through acquisitions to include the oncology, HIV/AIDS, infertility, and schizophrenia markets.


Transactions with Transworld Healthcare, Inc.


     On November 13, 1996, Transworld HealthCare, Inc, a New York corporation ("Transworld"), acquired the bank debt of the Company that was outstanding under the Credit Agreement, dated March 31, 1995 (the "Credit Agreement"), among the Company, Chase Manhattan Bank, as agent, and the guarantors and lenders named therein, the principal amount of which aggregated $28.35 million. The Company was in default under various covenants contained in the Credit Agreement and Transworld agreed to forebear until December 12, 1996 from exercising any remedies under the Credit Agreement and agreed, in its discretion, to loan the Company up to an additional $3.0 million under the Company's revolving credit facility. The forbearance agreement was subsequently extended in short term intervals until July 15, 1997 and the Company's revolving credit facility was increased by up to an additional $2.0 million on December 23, 1996.

     Also on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares of Common Stock, representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 746,713 shares of the Common Stock at $1.00 per share. The closing of this transaction occurred on January 13, 1997. The consideration for the Shares included: (i) the execution by Transworld of the Merger Agreement (defined below), (ii)the purchase by Transworld of the rights of the Company's senior lenders under the Credit Agreement, (iii) the extension by Transworld of the expiration date under the Forbearance Agreement, (iv)the extension by Transworld of additional amounts under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) the cancellation by Transworld of rights granted to the lenders to warrants of the Company, and
(vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregated approximately $8.9 million, approximately $4.6 million was applied toward repayment of amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 through January 13, 1997, and approximately $.1 million was applied towards payment of outstanding interest under the Credit Agreement. If Transworld exercises its option, it will own 51% of the outstanding Common Stock of the Company.

     On November 13, 1996, the Company, Transworld and IMH Acquisition Corp., a wholly owned Delaware subsidiary of Transworld ("IMH"), also entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which IMH would merge (the "Merger") into the Company and each stockholder of the Company (other than Transworld and its affiliates) would receive cash consideration equal to $2.00 per share. On January 13, 1997, the Merger Agreement was amended to provide for, among other things, a reduced cash consideration of $1.50 per share in light of certain material adverse changes to the business and financial condition of the Company. On March 17, 1997, the Company announced that it planned to restate its first and second quarter fiscal 1997 results and take a charge of approximately $13 million in the third quarter of fiscal 1997. In light of these events, the cash consideration was renegotiated to $0.30 per share (the "Merger Consideration"). If the Merger is consummated, the Company will become the wholly owned subsidiary of Transworld. The Merger Agreement is subject to certain conditions, including the consent of Transworld's lenders. The Merger Agreement was approved and adopted by the stockholders of the Company on July 11, 1997.

     On August 1, 1997, Transworld informed the Company that Transworld's lenders had not yet consented to the Merger and Transworld would not be able to consummate the Merger in the near future. Transworld and the Company began to explore alternative transactions, including those involving bankruptcy filings. On August 14, 1997, Transworld announced that it had entered into an agreement with Counsel Corporation, a Canadian corporation ("Counsel"), relating to the sale of substantially all of the business and assets of the Company. Pursuant to the agreement, Counsel will purchase the assets of the Company for $40 million, subject to certain conditions, including satisfactory due diligence. While the Company is not a party to the agreement between Transworld and Counsel, the Company has agreed to allow Counsel to conduct due diligence and has agreed to refrain from discussing transactions with other potential buyers until September 30, 1997 or such earlier date after September 3, 1997 as instructed by Transworld. As the Company previously announced, it is still not clear whether Transworld intends to consummate the Merger. If the Merger is not consummated and the transaction with Counsel proceeds as a purchase of assets, it is not clear what consideration, if any, would be paid to the Company's stockholders.

     In addition, Hyperion Partners II, L.P. ("Hyperion"), the majority stockholder of Transworld, acquired the obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. which, in the aggregate, amount to approximately $18.3 million. Hyperion has agreed to contibute the obligations purchased from Foxmeyer Drug Co., and Bindley Western, Inc to Transworld in exchange for stock of Transworld.

     The revolving credit facility was frozen from January 13, 1997 until May 1997. From May through July 1997, the Company received additional advances of $1.4 million from Transworld pursuant to the revolving credit facility. However, the Forbearance Agreement expired on July 15, 1997 and the Company is currently in default under its Credit Agreement.

     The Company continues to experience severe financial difficulties and, if not stabilized through the Merger or an alternative transaction, may seek protection under the Federal Bankruptcy Laws.

LIFECARE(TM) PROGRAM

     Through its LifecareTM Program, the Company provides integrated pharmaceutical management programs servicing specific patient populations, which can benefit from a highly focused approach to health care delivery. These services include patient education programs, the preparation, delivery and administration of prescribed outpatient drug therapies, patient compliance programs and data management. The

Company provides continuity of care to patients as they move from acute care hospital settings to home-based care programs.

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

     Given the medical condition of these patients, timely and accurate availability of medications and use that is consistently compliant with physician instructions can mean the difference between a successful outcome and a costly complication. The Company's licensed pharmacists and other health care professionals are available via a toll-free number 24 hours per day, seven days per week, for assistance or consultation. The Company's pharmacists prepare and dispense all drug therapies in compliance with the regimen prescribed by each patient's physician. Most often, orders are received by telephone at one of the Company's 17 pharmacy locations (in 16 states) and are then shipped directly or via common carrier to ensure prompt delivery to the patient. The Company's pharmacists serve the needs of the Company's patients by maintaining the appropriate pharmaceuticals and medical supplies in inventory, and by having experience with each of the chronic medical conditions being treated.

     Drug Monitoring and Screening: A substantial portion of the costs associated with treating the chronically ill is attributable to hospitalizations and medical procedures necessitated by noncompliance and adverse drug interactions. In addition to the direct costs associated with noncompliance, including hospital admissions or organ rejections, there are indirect costs associated with noncompliance, which result from work disability and deteriorated health status. To monitor patient compliance, the Company maintains a proprietary patient database that contains comprehensive patient profiles, including demographics, listings of all medications with dosages and directions for use, laboratory results and drug delivery schedules with the aim of enhancing compliance. A Company pharmacist consults with the patient's physician or primary health care professional to determine the patient's plan of treatment, including drug therapy, support services and delivery requirements. Throughout the course of treatment, a Company pharmacist appropriately reviews each patient's drug profile, evaluates patient compliance with the physician's orders and screens for potential interactions among new drug orders or with existing medications in the patient's profile. In order to further improve its ability to monitor each patient's compliance with the prescribed drug therapies, the Company continues to develop its proprietary patient database. Clinical information for over 17,000 patients is currently maintained through the system. The Company makes information from this database and from drug utilization review data available to referral sources, third-party payors and pharmaceutical manufacturers, in compliance with patient confidentiality requirements.

     Reimbursement: The Company offers billing and reimbursement services to each of its patients. The Company accepts the assignment of benefits from, and the responsibility for the submission of, reimbursement claims, and receives reimbursement payments directly from the patients' insurance carriers or other third-party payors. The Company's reimbursement personnel review each prospective patient's insurance plan to analyze whether the plan provides adequate coverage and to determine the scope and extent of this coverage and lifetime maximum limits. If the coverage is limited or inadequate for the required treatments, the Company's staff advises patients on the availability of alternative and supplemental coverage, including Medicare, Medicaid or other financial support programs. Additionally, the Company negotiates on behalf of individual patients with health insurers, HMOs and other health care reimbursement entities to aid in optimizing and facilitating coverage for required drug therapies and supportive services.


MARKETS

     Organ Transplantation. There are approximately 270 organ transplant centers in the United States. Currently, these centers perform approximately 20,000 transplants a year, of which an estimated 60% are kidney transplants.
At December 31, 1996, there were approximately 80,000 transplant patients in the United States and an additional 49,650 patients on the national organ waiting list according to United Network for Organ Sharing (UNOS). The annual number of new transplant recipients continues to grow due to increasing public awareness and participation in organ donation programs and the success of organ transplant surgeries. Improvements in surgical, pharmaceutical, organ preservation and tissue typing technologies have allowed more patients to receive organ transplants each year and further enhance graft survival and increase the life expectancy of these patients. The Company believes that the incidence of organ transplantation will continue to expand because it represents a cost-effective alternative to other therapies and results in a higher quality of life. For example, the average annual cost of drug therapies for kidney transplant patients is approximately $10,000, as compared to the average annual cost of hemodialysis, the principal alternative therapy, which is approximately $25,000.

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

     The Company currently serves approximately 7,000 transplant recipients. The Company targets hospital-based transplant programs that direct the outpatient care of their transplant recipients to outside, third-party service groups. The Company has increased the number of transplant programs which it serves from 25 at the end of fiscal year 1991 to 100 at the end of fiscal year 1996 and 127 as of April 30, 1997. Furthermore, the Company has established contractual arrangements with health care providers and payors to provide services at negotiated rates. The Company also intends to continue to expand its LifecareTM Program by continuing to work with medical professionals and organizations, such as the United Network for Organ Sharing (UNOS), to educate the public on the need for organ donations.

     Schizophrenia. Schizophrenia is a psychotic disorder, which is estimated to affect approximately one percent of the U.S. population, or 2.5 million people. The Company's services include distribution and monitoring of antipsychotic medications including Clozapine, and other first line antipsychotic medications. Monitoring services include data administration, phlebotomy services and laboratory analysis. Clozapine is prescribed primarily for schizophrenia patients who have not responded to first-line antipsychotic medications. Because of potentially severe side effects associated with Clozapine, the FDA currently requires that patients using Clozapine receive weekly monitoring of their white blood cell levels. The Company presently provides Clozapine to approximately 5,500 schizophrenia patients at an average cost per patient of between $6,000 and $8,000 per year depending upon the dosage. The Clozaril patient base of the Company has declined approximately 17% since October 1996, 9% of such decline is directly related to office closures by the Company or the loss of referral sources. Management believes that the balance of the decline may be attributable to the introduction of Olanzapine and other market factors. (See below for discussion of Olanzapine). The Company's Clozaril Patient Management Business contains multiple components including weekly blood draws to test for a side effect associated with Clozapine.

     In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential products in various stages of the Food and Drug Administration review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its LifecareTM Program by taking advantage of its existing relationships with over 3,000 psychiatrists, various payors and state mental health and Medicaid programs.
To date, management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base of approximately 8% as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

On July 14, 1997, an advisory committee of the Food and Drug Administration ("FDA") convened a meeting to discuss potential changes in the need for and frequency of monitoring. The advisory committee recommended the following to the FDA:
1. After six months, the weekly blood monitoring could be reduced to bi-weekly;
2.   Blood monitoring should not be totally eliminated; and
3.   After one year, the monitoring should be made voluntary.
Subsequently, alternative scenarios have been discussed with the manufacturer. At this time, there is no certainty regarding whether the FDA will accept the recommendations of the committee, decide not to make any changes for the time being, or make alternative changes in the frequency of or requirement for monitoring. However, management believes that there is sufficient evidence to conclude that a substantial decrease in monitoring frequency is probable in the near future.. The Company derives a significant portion of its Clozapine gross margin from the fees related to the weekly blood test monitoring of its Clozapine patients. Any changes in the requirement for or frequency of monitoring could materially effect the Company's results of operations and cash flows. Accordingly, the carrying value of the goodwill associated with the original purchase of the Clozapine business as well as long-lived assets at certain Clozapine facilities has been written off. (See Note 6 to the Consolidated Financial Statements.)

     Infertility. Today, there are an estimated 4.5 million women of child-bearing age in the United States with reduced fertility, although of those only 100,000 utilize methods available to treat infertility. The primary treatments for infertility are ovulatory induction and artificial reproductive technology, often coupled with the use of fertility drugs to maximize success rates. The average number of monthly cycles of treatment per year for women seeking such treatment is approximately 2.5. In 1996, the total U.S. market for drugs used in infertility treatment was approximately $540 million, and the average cost of treatment per cycle was between $2,000 and $2,500. Currently, the Company provides services to approximately 300 new individuals per month through its infertility program.

     Oncology. The American Cancer Society estimates that over 1.0 million new cases of cancer were diagnosed in 1996. One out of every four deaths in the United States is related to this group of diseases. The rising incidence of cancer combined with higher survival rates for cancer patients has led to a corresponding increase in the overall market for cancer therapies. The National Cancer Institute estimates that $104 billion is spent on cancer patients of which $35 billion is in direct medical costs. Drug therapies provided by the Company include: oral medications such as etoposide, methotrexate, melphalan and cyclophosphamide; intravenous therapies such as 5-fluorouracil and Taxol(R); and injectables such as Neupogen(R) and Intron-A(R). The cost of these therapies range between $1,500 and $6,000 per annum. The Company currently provides services to approximately 800 oncology patients.

     HIV and AIDS. The Centers for Disease Control and Prevention estimates that 650,000 to 900,000 Americans are living with HIV, the virus that causes AIDS, and it reports that as many as 300,000 people have died of AIDS. In 1996, nearly 75,000 new cases of AIDS were reported. It is estimated that over $15.2 billion was spent on HIV/AIDS care and treatment in 1996. Available drug protocols believed to slow the progression of the disease include first line drugs like AZT and the new protease inhibitors (Invirase(R), Norvir(R) and Crixivan(R)). In addition, drugs like pentamidine, intravenous and oral antibiotics, parenteral nutrition, Neupogen(R) and Doxil(R) are used to treat opportunistic infections and counteract adverse reactions from the disease and its therapies respectively. The Company presently provides pharmaceutical products to approximately 400 HIV/AIDS patients. The pharmaceutical cost of treatment to these patients varies between $5,000 and $10,000 per patient per year depending on their individual symptoms and the therapeutic regimens.

COMPANY STRATEGY

     The Company's business strategy has been focused on the basic factors that could improve profitability and cash flows: revenue generation, cost reduction, supplier relations, quality improvement and cash collections. However, much of senior management's attention has been focused on the normally routine task of sourcing product from its suppliers and this distraction was heightened substantially following the bankruptcy filing, on August 27, 1996, by its then principal wholesaler. More recently, management has focused on the pursuit of the Transworld and Counsel transactions. Throughout this period the Company has had inadequate financial resources to implement much of its strategy. Cost reduction efforts are focused on the consolidation and operational efficiency of the Company's pharmacy locations, improving efficiencies in reimbursement and distribution services and selling certain retail pharmacies. Management focused on improved cash collections through an emphasis on enhancing systems capabilities within the Company, and retaining outside consultants to provide support in the financial, reimbursement and systems areas.


ACQUISITIONS AND DISPOSITIONS

     The Company has made several acquisitions over the last few years.

     Effective March 31, 1995, HMI Illinois, Inc., a Delaware corporation wholly-owned by the Company ("HMI Illinois"), acquired certain assets (including equipment, information and records, goodwill, the rights to proceeds of accounts receivable generated after March 31, 1995 and the assignment of certain real estate leases), subject to certain liabilities, of the Clozaril(R) Patient Management Business ("CPMB") from Caremark, Inc., a California corporation ("Caremark"). CPMB provides ongoing drug therapies and related support services primarily to schizophrenic patient populations throughout the United States. Other assets of CPMB, including inventory and provider contracts, were transferred pursuant to a transition agreement, dated as of March 31, 1995, between HMI Illinois and Caremark over a six-month period commencing on March 31, 1995. The aggregate purchase price for the assets acquired by HMI Illinois was approximately $23,260,000, consisting of approximately $20,060,000 in cash, a $200,000 escrow deposit, and a $3,000,000 five-year convertible subordinated note with an annual interest rate of 8% payable semi-annually. This note has subsequently been purchased from Caremark by Hyperion, the principal stockholder of Transworld. The source of funds for the cash portion of the acquisition was bank financing provided pursuant to the Credit Agreement.

     In February 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of Arcade Pharmacy of Maryland, Inc., a Maryland corporation ("Arcade") and Kaufmann's of Kenilworth Pharmacy, Inc., a Maryland corporation ("Kaufmann's"). The businesses acquired provide ongoing drug therapies and related products primarily to persons afflicted with chronic illnesses or infertility problems and also operate as retail pharmacies. The aggregate purchase price of the acquired assets of Arcade consisted of $1,812,500 in cash and cash equivalents and 26,002 newly issued, restricted shares of the Common Stock of the Company, which were valued at $325,000. The aggregate purchase price for the assets of Kaufmann's consisted of 82,755 newly issued, restricted shares of the Common Stock of the

Company, which were valued at $1,034,375. The assets related to retail pharmacies acquired by the Company were sold in the fourth quarter of the Company's 1997 fiscal year for approximately $1 million.

     Effective April 1, 1994, the Company acquired substantially all of the assets, subject to certain liabilities, of Murray Pharmacy, Too, Inc., a Pennsylvania corporation ("Murray Too"). The business acquired provides ongoing drug therapies and related support services primarily to oncology, HIV/AIDS and infertility patient populations in Western Pennsylvania. Also effective April 1, 1994, the Company acquired substantially all the assets subject to certain liabilities of Murray Pharmacy, Inc., a Pennsylvania corporation ("Murray Pharmacy"), that was primarily engaged in the retail pharmacy business. The aggregate purchase price for the acquired assets of Murray Too consisted of $7,500,000 in cash and cash equivalents and 368,885 newly issued, restricted shares of the Common Stock of the Company, which were valued at $4,600,000. The aggregate purchase price for the acquired assets of Murray Pharmacy consisted of 248,175 newly issued, restricted shares of the Common Stock of the Company, which were valued at $3,094,747. The Company closed the retail pharmacy in November, 1996; however, a significant portion of that is now being serviced by the Company's remaining Pittsburgh retail facility.

MARKETING AND SALES

     The Company's 13 full-time sales personnel market the LifecareTM Program throughout the United States through presentations at national meetings of health care professionals, through advertisements in professional journals and through direct sales calls to physicians and other health care professionals. Most of the LifecareTM Program patients are initially referred to the Company by health care professionals from hospitals at which they are being treated. Other patients contact the Company directly or are referred to the Company by family members.

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

COMPETITION

     The markets in which the Company operates are highly competitive and are experiencing substantial consolidation. Although the Company believes that its package of services distinguishes it from its competition, there are several other companies that deliver prescription and non-prescription medications to its patient populations. These companies include regional and national pharmacies such as

Chronimed Inc., Coram Healthcare Corp., Caremark Inc.,  Stadtlander
Drug Company, Inc. (owned by Counsel) and Systemed, Inc. These competitors, other than Chronimed Inc. and Coram Healthcare Corp., have all been acquired by other companies.

     The competition is based on a number of factors, including price, quality of care and service, reputation within the medical community, the ability to develop and maintain relationships with patients, drug manufacturers and referral sources and geographical scope. Competition has also been affected by the decisions of third-party payors and case managers to become more active in monitoring and directing the care delivered to their beneficiaries. Relationships with such groups, as well as inclusion within a contracted network, has affected and will continue to affect the Company's ability to serve many of its patients. Similarly, the ability of the Company and its competitors to align themselves with other health care service providers may increase in importance. Managed care organizations may attempt to align themselves with providers who offer a broader range of services than those currently offered directly by the Company.

     There are relatively few barriers to entry into the local markets that the Company serves. Local and regional companies are currently competing in many of the markets presently served by the Company and others may do so in the future. The Company also expects competitors to develop new strategic relationships with providers, referral sources and payors, which could result in a rapid and dramatic increase in competition. The introduction of new services, the enhancement of current services and the development of strategic relationships by the Company's competitors could cause a significant decline in sales, the loss of market acceptance of the Company's services or intense price competition, or could render the Company's services noncompetitive. The Company expects to continue to encounter increased competition in the future, which, if not matched by Company initiatives, could limit its ability to maintain or increase its market share. Such increased competition could have a material adverse effect on the business, financial condition and results of operations of the Company.

REIMBURSEMENT

     The Company provides reimbursement services to its patients. These services include: (1) insurance coverage verification; (2) patient counseling regarding co-payment and deductible obligations, lifetime maximums, prior authorizations and other limitations to patient benefits; (3) recommendations for alternative and supplemental coverage for uninsured and underinsured patients; (4) claim submission; (5) disputed claim resolution; and (6) general patient account management.

     The Company bills for drug therapies, medical equipment and supplies and certain services. The Company works closely with the patients it serves to obtain reimbursement from governmental and private third-party payors. Generally, the Company contacts the third-party payor before delivering drug therapies in order to determine the patient's coverage and the percentage of costs that the payor will reimburse. The Company's reimbursement specialists review such issues as lifetime limits, preexisting condition clauses, the availability of special state programs and other reimbursement-related issues. The Company will often negotiate with the third-party payor on the patient's behalf to help ensure that coverage is available.

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

     The Company accepts direct assignment of claims for reimbursement from Medicare and Medicaid, as well as from other third-party payors on behalf of its patients. This means that the Company processes the claim for its customers, accepts payment at the prevailing allowable rates and incurs the risks of delay or nonpayment if services are determined to be improperly billed or not medically necessary. Additionally, because Medicare and Medicaid reimburse the Company only for patients who meet certain eligibility requirements, the Company must rely upon its own internal controls to ensure that it renders services to individuals eligible for reimbursement. See "Regulation-Medicare and Medicaid" below in this section.

     Private payors traditionally reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenue and gross profits from private payors have been decreased by their continuing efforts to contain or reduce the costs of health care. An increasing percentage of the Company's commercial revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they may also result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volumes than traditional referral sources.

     The following table sets forth the approximate percentages of the Company's revenue attributable to the stated payors for the periods noted:


                                                      FISCAL   YEAR   ENDED
                                                      ---------------------
                                                       1997   1996   1995
                                                       ----   ----   ----
APRIL 30,
---------

Commercial Insurance and other private payors           43%    56%    60%
Medicaid and other state programs                       39%    35%    26%
Medicare and other federal programs                     18%     9%    14%
                                                       ----   ----   ----
      TOTAL                                            100%   100%   100%
                                                       ====   ====   ====


     A majority of the Company's revenue is derived from third-party payors, including private insurers, managed care organizations such as HMOs and PPOs and governmental payors such as Medicare and Medicaid. Like other medical service providers, as a result of third party and governmental payment procedures, the Company experiences lengthy delays prior to its reimbursement by third party and governmental payors. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success and continues to be a high priority for management. The Company has experienced problems in its billing and collections functions that have resulted in a deterioration of its accounts receivable collections. The Company has retained outside consultants to help improve operations, controls and systems related to these functions and anticipates that it will experience improved collection results. However, there can be no assurance that these efforts will result in such improvements.

     To date, the Company's arrangements with managed care organizations have mostly been on a discounted fee-for-service basis; the Company does not currently have any significant capitated arrangements (fees based on a flat rate per patient). In addition, the Company has experienced downward pricing pressures and an inability to participate in certain managed care networks and the Company may continue to experience these pressures in the future.

REGULATION

     The health care field is subject to extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and third-party payors, such as Medicare and Medicaid. The Company is also subject to fraud and abuse and self-referral laws that regulate the Company's business relationships with physicians, other health care providers, referral sources and government payors.

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

     Medicare and Medicaid. Medicare is a federally funded insurance program, which provides health insurance coverage for certain disabled persons, including persons eligible for most organ transplants and persons age 65 and older. The Company is an authorized supplier eligible to receive direct reimbursement for outpatient services under Medicare.

     Under previous Medicare regulations, certain transplant medications were reimbursed by Medicare for a period of one year following the transplant surgery. After one year, the responsibility for paying for such medication shifted to the patient's third-party insurance carrier or to the patient directly. Legislation has been enacted by Congress to increase this Medicare coverage period to three years. This is being implemented in stages which have
already commenced and which will be completed in 1997.   In August, 1997,
Congress enacted a statute which provided for a decrease in Medicare reimbursement levels for transplant medications to 95% of Average Wholesale Price ("AWP") down from the current reimbursement of 100% of AWP.

However, under the new statute Medicare would have the authority to pay a reasonable dispensing fee. The new statute will take effect on January 1, 1998. The Company's management expects a negative effect on the cash flow and margins of the Company's transplant business as a result of the statute; however, no prediction can be made at this time whether or not the effect will be significant particularly because the magnitude of the dispensing fees is not yet known.

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

     From time to time, the Company like all providers under the program, is subject to government audits of its Medicare and Medicaid reimbursement claims. The Company has been audited in the past. Medicare and Medicaid have set stringent requirements for reimbursement of the costs of drugs, services, equipment and supplies and rental of medical equipment. The Company intends to comply with all regulations. In addition, the Company believes its pricing policies are within the limits established by Medicare and Medicaid, and the drugs, services and supplies it provides are ordered by a physician and documented as being "medically necessary" and, therefore, reimbursable. However, if a Medicare or Medicaid audit of the Company's records were to reveal reimbursement for services which are deemed not to be medically necessary or costs in excess of current guidelines, those amounts may be disallowed. In that event, the Company would either repay Medicare or Medicaid, as applicable, or offset the deficiencies against amounts owed to the Company. In addition, if the Medicare or Medicaid authorities were to determine that the Company had intentionally violated Medicare or Medicaid regulations, such authorities may institute criminal or civil proceedings, including proceedings to revoke the Company's status as a certified Medicare or Medicaid provider.

     The Company entered into a settlement agreement, dated as of March 31, 1997, with the New York State Department of Social Services, pursuant to which the Company agreed to make payments of $1.4 million with respect to prior Medicaid overpayments from such Department, $.5 million of which was paid in the form of set-offs against amounts then held by New York State Medicaid on behalf of the Company. The settlement agreement provides that the remaining $.9 million be paid in four installments between March 31, 1997 and November 1, 1998, together with interest on the unpaid portion thereof at a rate of 10.25% per annum.

     Certain states require that the Company have a pharmacy located within or near the borders of such states in order to qualify for reimbursement for Medicaid claims filed by their residents. The Company has established certain of its branch pharmacy facilities to comply with such requirements, and believes that it is presently positioned to qualify for such reimbursement in approximately 40 states.

     Medicare and Health Care Reform. Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amount otherwise payable by the program to health care providers in order to achieve deficit reduction targets, among other reasons. Legislation or regulations may be enacted in the future that may substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted which would impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations. There is significant national concern today about the availability and rising cost of health care in the United States. New federal and/or state legislation may be passed and regulations adopted to attempt to provide broader and better health care and to manage and contain its cost. The Company is unable to predict the content of any such legislation or what, if any, changes may occur in the method and rates of Medicare and Medicaid reimbursement or in other government regulations that may affect its business, or, whether such changes, if made, will have a material adverse effect on its business, financial position or results of operations.

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

     Stark Amendment and Similar State Laws. Congress adopted legislation in 1989 (effective January 1992) (the "Stark Law") that generally prohibits or restricts a physician from referring a Medicare beneficiary's clinical laboratory services to any entity with which such physician has a financial relationship, and prohibits such entity from billing for or receiving reimbursement on account of such referral, unless a specified exception is available. Additional legislation expanding the Stark Law to other physician and health care business relationships was passed as part of the Omnibus Budget Reconciliation Act of 1993 ("Stark II"). Stark II extends the Stark Law to referrals of services eligible for Medicare or Medicaid reimbursement and expand the provisions prohibiting physicians from making referrals to entities with which they have financial relationships to all "designated health services", including, among others, durable medical equipment and supplies; parenteral and enteral nutrients; home health services; and outpatient prescription drugs. Stark II took effect January 1, 1995.

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

     State Licensure and Notice Requirements. The Company must obtain and maintain licensure from the various states' boards of pharmacy where it does business in order to provide retail and wholesale pharmacy services. In addition, several states have enacted statutes or regulations that apply to pharmacies that engage in the interstate distribution of prescription drugs. Some such states generally permit such out-of-state pharmacies to operate in accordance with the laws of the state in which they are located, but require them to register with the state's board of pharmacy, follow certain procedures and make certain disclosures. Other such states generally require out-of-state pharmacies to obtain a license in those states and comply with local laws, as in-state pharmacies must do. The Company believes that it is in substantial compliance with the registration, disclosure and licensing requirements of those jurisdictions in which it conducts its business. If the Company were found to be in noncompliance with applicable laws and regulations, the Company might be subject to sanctions and its operations in such states might be impaired, interrupted, discontinued or prohibited.

ACCREDITATION

     The Company's New York and Pittsburgh facilities have received accreditation by the Joint Commission on Accreditation of Healthcare Organizations.

SOURCES AND AVAILABILITY OF PRODUCT SUPPLY

     Approximately 19% of the Company's revenues are currently attributable to sales of Sandimmune (also known as cyclosporine) and Neoral(R), the primary immunosuppressive drugs used in the United States and approximately 21% of the Company's revenues are currently attributable to sales of Clozaril(R) (also known as clozapine), an anti-psychotic medication used in the treatment of schizophrenia. The Company currently purchases Neoral(R), Sandimmune(R) and Clozaril(R), which drugs are produced only by a single manufacturer, principally directly from the manufacturer and some through wholesalers. If the Company were unable to purchase Neoral(R), Sandimmune(R) or Clozaril(R) for any reason, its results of operations would be materially and adversely affected. The patents on Sandimmune(R) and Clozaril(R) held by their manufacturer expired in September 1995 and September 1994, respectively. The Company has to date experienced no material impact on its business from the expiration of the patents and cannot predict with certainty the effect the expiration may have in the future. No generic products have been introduced to date and, to the Company's knowledge, none appears to be imminent.

     The three gonadotropins used in the treatment of infertility, Pergonal, Metrodin and Humagon, were in short supply in the general market throughout 1996 and 1997. The Company's infertility business was not materially affected by this shortage, and it appears that such shortages have been abated, but there can be no assurances that the Company will not be affected by shortages of such drugs in the future.

     The Company distributes branded pharmaceutical products produced by single manufacturers. If any of these manufacturers were to experience disruptions in product availability, the Company's ability to deliver products to its customers could be adversely affected.

     The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers are seeking to reduce their credit limitations with the Company. The Company's former primary supplier, Foxmeyer Drug Company, filed for protection under the Federal Bankruptcy laws on August 27, 1996 and has subsequently been acquired by McKesson Drug Company. There has been no improvement in the lines of credit available to the Company as a result of entering into the Stock Purchase Agreement and the Merger Agreement with Transworld and there has been no improvement in such relationships since the completion of the Stock Purchase Agreement. Although the Company has been able to maintain adequate product supply within the credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

EMPLOYEES

     As of August 1, 1997, the Company employed 369 persons, of whom 300 were full-time employees. Of the full-time and part-time employees, 27 were executive, corporate and administrative personnel, 20 were sales and marketing personnel and

322 were patient services, reimbursement and operating personnel. The Company also employs contracted social workers, registered nurses and other personnel on a case by case basis to deliver services in localized areas. The Company believes that relations with its employees are good. However, financial uncertainty surrounding the Company has led to significant employee turnover. The employees are not represented by any union.

ITEM 2. PROPERTIES

     In April 1996, the Company moved its executive offices to its 19,367 square feet facility in Buffalo Grove, Illinois. During the fiscal year ended April 30, 1997, the monthly rent for this facility was $21,194. The lease for this facility expires in August 2000. Also located at the facility are a pharmacy and a substantial reimbursement operation.

     The Company also operates a substantial pharmacy and reimbursement operation in a 18,400 square feet leased facility located in Ronkonkoma, New York. During the fiscal year ended April 30, 1997, the monthly rent for this facility was $12,284. The lease for this facility expires in April 2000.

     In addition to the above-described properties, the Company has leased the following regional offices:

LOCATION                                                           SQUARE FEET
--------                                                           -----------

Birmingham, Alabama                                                   2,425
Torrance, California                                                  4,070
Atlanta, Georgia                                                      1,190
Kailua, Hawaii                                                        1,776
Portland, Maine                                                       2,300
Baltimore, Maryland                                                   2,737
Milford, Massachusetts                                                2,500
Livonia, Michigan                                                     2,680
Arden Hills, Minnesota                                                4,170
Florissant, Missouri                                                  2,000
Portland, Oregon                                                      1,766
Pittsburgh, Pennsylvania                                              8,665
Wayne, Pennsylvania                                                   2,240
Columbia, South Carolina                                              3,850
Dallas, Texas                                                         3,000
Salt Lake City, Utah                                                  1,400
Bothell, Washington                                                   3,500



     The aggregate of the monthly rents for all the leased facilities is approximately $87,111. The Oregon and Michigan facilities were closed in June 1997. The Company is still responsible for rents on those properties through the expiration of the respective leases.

     During the 1996 fiscal year, the Company closed its administrative offices in Holbrook, New York and moved its executive headquarters to Buffalo Grove, Illinois.In fiscal year 1997, the Company closed its walk-in retail pharmacies, including two which were located in Baltimore, Maryland and one which was located in Pittsburgh, Pennsylvania. Since the beginning of the 1998 fiscal year, as part of its plan of consolidation, the Company closed its facilities in Sneads, Florida, Detroit, Michigan and Portland, Oregon.

     The Company believes that these facilities are suitable and adequate for its current needs.


ITEM 3. LEGAL PROCEEDINGS


     The Company and certain of its former directors and officers and its current outside auditors, BDO Seidman, have been named as defendants in a consolidated securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889
(ADS). This consolidated action alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated action represented a class of persons who purchased Shares between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the Common Stock that allegedly resulted from the Company's February 1996 announcements. The Company reached a settlement of the consolidated action which received court approval on June 9, 1997. The settlement provided for a cash payment of $4,550,000 of which $3,200,000 was paid at the time the court's approval of the settlement became final and the remaining $1,350,000 is to be paid at the effective time of the Merger. The Company has been in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce the Company's liability with respect to such settlement.

     Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company filed a motion to dismiss the amended consolidated complaint on June 2, 1997. The Company's motion argued, among other things, that plaintiffs failed to serve a presuit demand upon the Company's Board of Directors and that plaintiffs will lose standing upon the consummation of the Merger. A hearing on the Company's motion is currently scheduled to take place on October 17, 1997. In December 1996, the Company and the plaintiffs' counsel tentatively agreed on a cash settlement of $175,000; however, the parties subsequently were unable to agree on the other terms of the settlement and currently there is no settlement offer pending.

     BDO Seidman has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman arising out of alleged misrepresentations and omissions contained in certain of the Company's securities filings. BDO Seidman was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely.

     The Company and Messrs. Nicol, Jurewicz and Mieszala have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by the Company in connection with certain of its securities filings and press releases. The action purports to represent a class of persons who purchased shares between September 15, 1996 and March 17, 1997, the date the Company announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with Transworld. The action seeks unspecified compensatory damages. The Company has not responded to the complaint and plaintiff has indicated that it will file an amended complaint by September 2, 1997. The Company intends to vigorously defend itself in such action.

     Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above lawsuits. The Company may be required to make payments in respect thereof in the future. The Company and Transworld had been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew Bergman v. Health Management, Inc. and Transworld Home Healthcare, Inc., CA No. 15609NC. The plaintiff in that case sought reimbursement and advancement of legal fees and expenses and on April 29, 1997, that suit was settled for $275,000.

     The enforcement division of the Securities and Exchange Commission has issued a formal order of investigation relating to matters arising out of the Company's public announcement on February 27, 1996 that the Company would have to restate its financial statements for prior periods as a result of certain accounting irregularities. The Company is fully cooperating with this investigation and has responded to the requests of the Securities and Exchange Commission for documentary evidence.

     On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action are alleged, each for up to $10 million in damages. By motion dated March 12, 1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on financial statements of the Company that were allegedly fraudulent. On September 17, 1996 the Court granted APP's motion to amend its complaint to add a fifth cause of action.
The Company noticed an appeal of this order in November 1996 and has filed its initial brief on the matter. Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's results of operations or financial position.

     On or about August 4, 1995, APP commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP, including the Company. The action was removed to the United States Bankruptcy Court of the Eastern District of New York and subsequently remanded to the Supreme Court of the State of New York, Nassau County. The Hutsons have noticed their appeal of this order and have moved to dismiss the action against them, asserting that they are not subject to the jurisdiction of the New York State court. The Company is presently paying certain expenses of its employee in connection with this litigation.

     On May 22, 1997, a Writ of Summons was sent to the Company in respect of action brought in the Superior Court at Nashua, New Hampshire entitled Linley
v. Health Management, Inc. Mr. Linley alleges, among other things, breach of contract, estoppel, negligent misrepresentation, fraud and breach of fiduciary duties and obligation of good faith and fair dealing in connection with an alleged joint venture between plaintiff and the Company. Management believes this action to be without merit and not material to the Company's results of operations or financial condition.

     On June 4, 1997, the Company commenced an action in the United States District Court for the Eastern District of New York entitled Health Management, Inc. v. Clifford E. Hotte, Robert Clifton, Robert Heiser, Christopher DeMarzo, Crystal Collard, Clementine Ceglia, and Virginia Belloise. The complaint alleges that Messrs. Hotte, Clifton, Heiser, and DeMarzo and Ms. Collard and Ceglia breached their respective employment agreements with the Company by competing against the Company, soliciting its customers and employees, and/or disclosing or using confidential information. The complaint also alleges that Clifford E. Hotte and Virginia Belloise breached their fiduciary duties while serving as members of the Company's Board of Directors. Finally, the complaint alleges that Pharmaceutical Care Services, Inc.

interfered with the contractual relations between the Company and the above-referenced individuals. A hearing on the Company's application for a preliminary injunction was held on June 12, 1997, and the Magistrate issued his Report and Recommendations on July 10, 1997 that the preliminary injunction be granted against defendants Hotte, Clifton and DeMarzo but not against the other defendants. Hotte, Clifton and DeMarzo filed their objections to the Magistrate's Report and Recommendation on July 21 and 24, 1997, and the Company filed its opposition to the defendants' objections on July 29, 1997.

     If the Merger is not consummated, the outcomes of certain of the foregoing lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Information

     The Registrant's Common Stock began trading on a limited basis on the over-the-counter market on March 1, 1988, and was approved for quotation on NASDAQ National Market effective May 24, 1990 under the trading symbol HMIS. The Registrant's Common Stock was included on the NASDAQ National Market from June 5, 1992 until March 11, 1997, on which date quotation of the Registrant's Common Stock was commenced on the NASDAQ SmallCap Market, because the Company no longer met the maintenance criteria for the NASDAQ National Market System.

     The following table sets forth the range of high and low bid prices of the Common Stock for the periods indicated, as quoted by NASDAQ National Market or NASDAQ Small Cap Market, as applicable. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                                         HIGH         LOW
                                                        -------      ------

     Fiscal Year Ended April 30, 1996:
           First Quarter                                 18  3/8      10 5/8
           Second Quarter                                14  3/4          11
           Third Quarter                                 14  1/2      10 3/4
           Fourth Quarter                                12  3/8       2 3/8
     Fiscal Year Ended April 30, 1997:
           First Quarter                                  6  1/4           2
           Second Quarter                                 5  1/4       2 7/8
           Third Quarter                                  2 3/16         5/8
           Fourth Quarter                                 1  1/4        5/32
     Fiscal Year Ending April 30, 1998:
           First Quarter                                     1/4        5/32
           Second Quarter (through September 2, 1997)        1/4        1/16

     Holders of Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company has never paid cash dividends on its Common Stock. The Company's Credit Agreement restricts the ability of the Company to pay dividends on the Shares and the Merger Agreement provides that the Company will not, prior to the effective time of the Merger, declare or pay any cash or stock dividends.

     As of September 2, 1997, there were 18,294,474 shares of Common Stock outstanding held by 1,359 owners of record.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The following selected financial information for the five fiscal years ended

April 30, 1997 is derived from the consolidated financial statements of the Company, which statements were audited by BDO Seidman, LLP, independent certified public accounts, whose report with respect to the more recent statements covering the three fiscal years ended April 30, 1997 appears elsewhere in this Annual Report. Such report was modified with respect to the Company's ability to continue as a going concern.

     This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Report.

                            HEALTH MANAGEMENT, INC.
                                 (CONSOLIDATED)



                                                            YEARS ENDED APRIL 30,
                                                            ---------------------
                                            1997      1996       1995      1994     1993
                                            ----      ----       ----      ----     ----
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues                                  $158,419   $158,860   $88,456   $44,250   $26,393
Gross Profit(1)                             29,700     38,636    24,748    15,606     9,023
 Selling                                     5,446      4,650     2,898     1,847     1,324
 Provision for Doubtful
   Accounts(1)(2)                           18,911     14,715     7,978     1,781       705
 G&A                                        26,383     24,324    10,649     5,428     3,458
 Unusual Charges(1)(2)                      35,157      5,600        --        --        --
Total Operating Expenses                    85,897     49,289    21,525     9,056     5,487
Operating Income (Loss)                    (56,197)   (10,652)    3,223     6,549     3,536
Settlement Costs(3)                          4,825         --       --         --        --
 Income (Loss) Before Income Taxes         (65,822)   (13,332)    3,287     6,752     3,488
Net Income (Loss)                          (66,099)   (10,927)    1,946     4,001     2,207
Net Income (Loss) per Share
   --Primary                                $(5.52)    $(1.16)    $0.21      $.54      $.38
   --Fully Diluted                          $(5.52)    $(1.16)    $0.21      $.53      $.35
Weighted Average Number of Shares
 Outstanding
  --Primary                                 11,982      9,415     9,408     7,383     5,884
  --Fully Diluted                           11,982      9,415     9,421     7,594     6,309




(1) Unusual charges reflected in the fiscal year 1996 include $3,600,000 for costs associated with organizational consolidation and other cost reduction programs and $2,000,000 for professional fees related to litigation and restatements of fiscal 1995 financial statements. Additionally, a $2,840,000 charge for the write-off of medical device inventory was recorded to cost of sales, thereby reducing gross profit, and an additional $8,400,000 increase was recorded to the provision for doubtful accounts.(See Note 6 to the Consolidated Financial Statements.)

(2) Unusual charges reflected in the year ended April 30, 1997 include $30,944,000 for the write-off of goodwill and certain facilities for impairment in value; $1,400,000 for costs associated with overpayments from New York State Medicaid and approximately $2,813,000 relating to costs and other expenses related to the closing or sale of three retail pharmacies, including a goodwill write-off of approximately $2,400,000. Additionally, the provision for doubtful accounts was increased by $10 million. (See Note 6 to the Consolidated Financial Statements.)

(3) Settlement costs reflected in the year ended April 30, 1997 relate to estimated costs for the settlement of the stockholder class action suit, $4,550,000, and the actual costs of settling an additional suit of $275,000. There can be no assurance that litigation will be settled for the amounts provided. (See Note 6 to the Consolidated Financial Statements.)


                                               AS OF APRIL 30,
                                               ---------------
                                  1997     1996      1995      1994      1993
                                  ----     ----      ----      ----      ----
                                               (IN THOUSANDS)

BALANCE SHEET DATA
Total Assets                    $40,989   $95,916   $88,690   $52,418   $17,158
Working Capital (Deficiency)    (22,257)    2,492    12,486    32,013     8,946
Long term debt, including
current maturities               34,994    32,752    26,326       256       521
Stockholders' Equity (Deficit)  (20,647)   37,363    48,171    44,096     9,755




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL CONSIDERATIONS


     The Company's business is subject to a number of special considerations, such as industry trends, certain risks inherent in the business and the Company's recent events. Some of these considerations are described in this
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other considerations are presented elsewhere in this Annual Report.

     Financial Condition. On February 27, 1996, the Company announced that in the course of an internal investigation it had discovered certain accounting irregularities, that it intended to write down accounts receivable and inventory assets, that the Company may have to restate its financial statements and that it had accepted the resignation of Clifford E. Hotte as Chairman of the Board and Chief Executive Officer. Thereafter, on April 30, 1996 the Company filed with the Securities and Exchange Commission restated financial statements for the fiscal year ended April 30, 1995 and for each of the fiscal quarters contained therein, including the fiscal quarters ended July 31, 1994, October 31, 1994 and January 31, 1995; and for the fiscal quarters ended July 31, 1995 and October 31, 1995. As a result of the restatements and special charges recorded in the Company's financial statements for the fiscal years 1995 and 1996, the Company recorded significant charges to its balance sheet including reductions in the Company's working capital, retained earnings and stockholders' equity.

     The Company was in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. This senior debt, the principal amount of which aggregated approximately $28,350,000, was acquired by Transworld on November 13, 1996, the date on which Transworld entered into the Stock Purchase Agreement and the Merger Agreement with the Company. Also, on November 13, 1996, Transworld agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3,000,000 under the Company's revolving credit facility. As of December 12, 1996, the Forbearance

Agreement was further extended until December 23, 1996 and the availability under the Company's revolving credit facility was further increased by up to an additional $2,000,000, subject to certain conditions and at the discretion of Transworld. At the closing of the Stock Purchase Agreement, of the $8,964,292 of cash proceeds, $4,649,285 was applied to repay all loans of Transworld to the Company from November 13, 1996 through January 13, 1997 and $107,248 was applied toward interest on amounts covered under the Credit Agreement. Since that time and until May 1997, the revolving credit facility had been frozen; however, Transworld continued to extend the Forbearance Agreement in short term intervals. The Forbearance Agreement expired July 15, 1997. From May through July 1997, the Company received additional advances of $1.4 million from Transworld pursuant to the revolving credit facility; however, the Forbearance Agreement expired on July 15, 1997, and the Company is currently in default under its credit agreement. In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, acquired the obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. which, in the aggregate, amount to approximately $18.3 million. Hyperion has agreed to contribute the obligations purchased from Foxmeyer Drug Co., and Bindley Western Inc. to Transworld in exchange for stock of Transworld.


     There have been no improvements in the lines of credit available to the Company as a result of entering into and consummating the Stock Purchase Agreement and entering into the Merger Agreement.


     The Company was anticipating to consummate the Merger Agreement by July 31 1997; however, Transworld has not yet been able to obtain the bank consent necessary to consummate the transaction. The Company and Transworld have entered into discussions regarding alternatives, including bankruptcy. The Company is also cooperating with Transworld in its search for a buyer of assets of the Company following the consummation of the Merger Agreement, including entering into an agreement with Counsel Corporation ("Counsel") (See "Business - Transactions with Transworld HealthCare, Inc.")

     If the Merger or an alternative transaction is not consummated in the near future or if Transworld or Hyperion does not advance additional funds to the Company, the Company may file for protection under the Federal bankruptcy laws.

     Significant Litigation. The Company has been named as a defendant in a consolidated stockholder class action lawsuit and as a nominal defendant in two derivative suits. With respect to the consolidated stockholder class action lawsuit, the Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement").
The Original Settlement provided for, among other things, the payment by the Company of $2,000,000 in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of Common Stock. On December 19, 1996 the Company entered into an Amended Stipulation of Partial Settlement providing for, among other things, a $7,200,000 cash payment. Preliminary approval of the Amended Stipulation of Partial Settlement was granted by the U.S. District Court for the Eastern District of New

York, on December 20, 1996. As a condition to Transworld's obligation to consummate the Merger, the Amended Stipulation of Partial Settlement was further amended on April 23, 1997, to provide for a reduced cash settlement in the amount of $4,550,000, and court approval of such amended settlement was received on June 9, 1997. The Restated Stipulation of Partial Settlement provides for the settlement of the lawsuit as against the Company of $4,550,000 in cash, of which $3,200,000 was paid at the time the Restated Stipulation of Partial Settlement became final. The remaining $1,350,000 is to be paid at the effective time of the Merger. The Company is in the process of negotiating with its directors and officers' liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and any payments received from such carrier may reduce the Company's liability with respect to such settlement. After the Company announced that it would have to restate its financial statements for the first and second quarters of fiscal 1997, the Company and certain executive officers were named as defendants in a purported stockholder class action lawsuit. See "Business-- Legal Proceedings".

     Management and Employee Turnover. Effective May 1, 1996, W. James Nicol, an experienced health care executive, was named Chief Executive Officer and President of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in February 1996. James R. Mieszala, formerly of Caremark, Inc., who became president of Home Care Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995 was also named the Executive Vice President of the Company in April 1996. Mr. Jurewicz resigned, effective January 10, 1997, to assume a new position. Mr. Nicol assumed the additional duties of the Chief Financial Officer effective January 10, 1997 and in March 1997 the Company retained outside financial consultants to also provide support in the financial area. In July 1997, Mr. Dennis J. Conley joined the Company to provide support in the financial area. In August he was appointed Vice President of Finance. Mr. Mieszala assumed the additional duties of President and Chief Executive Officer from Mr. Nicol effective August 11, 1997. Mr. Nicol remains on the Board of Directors.

     The Company has experienced substantial turnover of its management group and, as a result of financial uncertainty surrounding the Company, its employees over the past twenty months and several of the Company's executive officers have been in their current position for only a limited period of time. The Company's future depends, in large part, upon its ability to obtain, retain and replace its staff . Also, the Company's ability to successfully conclude the Transworld transaction may depend on its ability to retain its key personnel to manage through the transition. There can be no assurances that the Company will be successful in its efforts retain such personnel.


     Introduction of New Antipsychotic Drugs; Blood Monitoring. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential new products in various stages of the Food and Drug Administration review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its LifecareTM Program. Management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base (approximately 17% since October 1996, including an approximately 9% decline attributable to the closure of three offices) as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

     In addition, the Company's Clozaril Patient Management Business ("CPMB") contains multiple components including weekly blood draws to test for a side effect associated with Clozapine. On July 14, 1997, an advisory committee of the FDA recommended potential changes to reduce the need for and frequency of the blood test monitoring. At this time, there is no certainty regarding whether the FDA will accept the recommendations of the committee, decide not to make any changes for the time being, or make some other changes in the frequency of or requirement for monitoring. The Company derives a significant portion of its gross margin from the sale of Clozapine from the fees related to the weekly monitoring. See "Business - Markets - Schizophrenia" above. Any change in the requirement for or frequency of monitoring could materially effect the Company's results of operations and cash flows and, accordingly, the carrying value of the goodwill associated with the original purchase of the Clozapine business has been written off. (See Note 6 to the Consolidated Financial Statements.)

     Goodwill and Other Long Lived Assets. At January 31, 1997, the Company had goodwill of approximately $30.8 million, or 39% of its total assets. A significant portion of the Company's goodwill related to CPMB. See "Introduction of New Antipsychotic Drugs; Blood Monitoring" above. It is the Company's policy to review the recoverability of goodwill and other long-lived assets periodically to determine if any impairment indicators are present. The evaluation of the recoverability of goodwill is significantly affected by estimates of future cash flows from each of the Company's market areas. As a result of a July 1997 advisory committee recommendation to the FDA, it is possible that there will be a change in the frequency of blood monitoring to bi-weekly after six months of therapy and monitoring after one year may become voluntary. While this preliminary recommendation is subject to approval by the FDA, the Company believes it is probable that the future profitability and cash flows of the CPMB business have been impaired sufficiently to result in a write-off of the related goodwill. Because of the significance of the CPMB business to the total cash flows and the deteriorating financial condition of the Company, it is likely the Company will need to restructure its future operations with or without the potential merger with Transworld. In assessing the carrying value of its goodwill, the Company's estimate of future cash flows was based on their best estimate for the next five years. While definitive restructuring plans have not been finalized, the Company has written off, in the fourth quarter of fiscal 1997, the remainder of its goodwill and approximately $950,000 of assets related to facilities expected to be closed or sold. (See "Business --Markets--Schizophrenia" and Note 6 to the Consolidated Financial Statements.).

 .
RESULTS OF OPERATIONS

     YEAR ENDED APRIL 30, 1997 AS COMPARED TO YEAR ENDED APRIL 30, 1996

     Revenues for the year ended April 30, 1997 were $158,419,205, a decrease of $440,433 or .3% in comparison to revenues for the year ended April 30, 1996. The slight decline in revenues is largely attributable to management's focus being diverted to cash flow improvement and cost reductions as well as financing for and selling the Company rather than revenue growth. In addition, the Company has been experiencing (a) a reduction in reimbursement rates that occurs when the pharmacy benefit is "carved out" from the major medical benefit and switched to a drug card plan at lower revenue rates; (b) an ongoing increase in the number of transplant patients receiving immunosuppressant drug benefits under Medicare due to the extension of Medicare coverage beyond the historical one year period post-transplant (Medicare reimbursement is at lower rates than indemnity insurance); (c) a decline in the number of patients served by the Company's Clozaril(R) Patient Management Business (see "Introduction of New Antipsychotic Drugs; Blood Monitoring," in "Special Considerations," above); (d) the implementation of the Company's decision to discontinue its modest retail pharmacy businesses; and (e) an increase in the accrual of contractual allowances. These factors were somewhat offset by internal growth from ongoing patient referrals from existing and new referral sources.

     Gross profit margins were 18.7% for the year ended April 30, 1997, as compared to 24.3% for the prior year. Without the one time write-off of $2,840,000 of medical device inventory in fiscal year 1996, the gross profit
margin for that year would have been 26.1%.   The decrease in the gross profit
rate reflects an overall reduction in reimbursement rates from third party payors, including pricing pressures exerted by managed care payors on the Company. In addition, the current period gross profit margin was negatively impacted by the following: (a) a one-time payment to Caremark, Inc. of approximately $525,000 to account for a working capital adjustment relating to the Company's acquisition of the Clozaril(R) Patient Management Business recorded in the quarter ended October 31, 1996; (b) a delay in updated Medicare pricing for an immunosuppressant drug widely distributed by the Company and servicing its organ transplant patients for which the drug manufacturer raised prices which primarily affected the quarter ended October 31, 1996; (c) the retroactive reversal in the quarter ended January 31, 1997, by a vendor of discounts of approximately $450,000 recorded in prior fiscal 1997 periods presuming payment in accordance with specified terms, such amount being consented to by the Company in connection with Hyperion's purchase of the Foxmeyer accounts payable; (d) purchase discounts associated with drug purchases which are no longer available to the Company because of its recent financial condition and (e) higher contractual allowances.

     Operating expenses for the year ended April 30, 1997 were $85,896,735, a net increase of $36,607,942 over the year ended April 30, 1996. The principal components of the net increase were:

     A $.8 million increase in selling expenses. This increase is primarily the result of incremental shipping costs of $.35 million incurred because the Company could only afford to carry minimum amounts of inventory and had to use expensive overnight shipping to deliver product and $.25 million in marketing of the Company's new infertility line of products, including supporting its internet web site.

     A $2.1 million increase in general and administrative expenses. This increase is primarily related to increased professional fees, including
     (a) $500,000 attributable to the retention of an investment banking firm to seek additional financing or the sale of the Company, and (b) increased legal, audit, tax return preparation and consulting fees.

     A $4.2 million increase in the provision for doubtful accounts. In the third quarters of fiscal 1997 and 1996 the Company evaluated the adequacy of the allowance for doubtful accounts, which caused an increased provision (change in estimate) of $10 million and $8.4 million in the third quarter of fiscal 1997 and 1996, respectively. The remainder of the increase is due to the higher estimated loss rates being applied to the various aging categories of receivables especially in the receivables being collected by the Company's Long Island, New York, office where collection efforts were hampered by inadequate staffing and follow-up.
     See Note 6 to the Consolidated Financial Statements.

     A $29.5 million increase in unusual charges. During the year ended April 30, 1997, the Company provided (a) $30.9 million to write off goodwill and write down certain facilities related to an impairment in value caused primarily by an advisory committee recommendation to the FDA to reduce the blood monitoring of Clozaril(R) patients, fees from which are a significant portion of the Company's gross margin from its Clozaril(R) business; (b) $2.8 million charge ($2.4 million of which relates to a write-off of goodwill) for the closing or sale of three retail pharmacies, which pharmacies no longer conform to the Company's current focus and strategy and were immaterial to the Company's overall current and prospective operations; and (c) $1.4 million for costs associated with overpayments from New York State Medicaid. The fiscal 1996 charges of $5.6 million relate to the (a) costs associated with the organizational consolidation and other cost reduction programs ($3.6 million) and (b) professional fees related to the Company's litigation and restatements of fiscal 1995 financial statements ($2 million). See Note 6 to the Consolidated Financial Statements.

     Loss from operations for the year ended April 30, 1997 was ($56,196,933) compared to a ($10,652,683) loss in the comparable period last year. The primary reasons for this loss are the decline in gross profits and the increase in operating expenses described above.

     The Company incurred settlement costs of $4,825,000 during the year ended

April 30, 1997 related to the estimated costs of the settlement of the stockholder class action litigation and certain other litigation. No similar costs were incurred in 1996.

     Interest expense for the year ended April 30, 1997 was $4,813,941 an increase of $2,096,786, or 77.2% over the year ended April 30, 1996. The increase is attributable to the accrual of a $650,000 forbearance fee to the Company's senior lender, increased borrowings and a higher percentage rate of interest being paid on debt and other obligations.

     Loss before income taxes for the year ended April 30, 1997 was ($65,822,407) compared to a loss of ($13,332,187) for the year ended April 30, 1996. Expenses related to the write-off of the $30.9 million of goodwill and long lived assets at certain facilities; an additional $10 million provision for doubtful accounts; the costs associated with the closing or sale of the Company's three retail pharmacies ($2.8 million); the estimated costs of the settlement of the stockholder class action litigation of $4.55 million and costs associated with overpayments from New York State Medicaid of $1.4 million; increased interest expense and professional fees and lower margins generally throughout the year were the primary reasons for the loss.

     Income taxes for the year ended April 30, 1997 are less than the statutory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carry forward because of the uncertainty of its future realization while at the same time the Company incurred income or franchise tax expense in certain states in which it does business.

     The net loss for the year ended April 30, 1997 was ($66,098,797) compared to net loss of ($10,927,341) for the period ended April 30, 1996. The increase in the net loss was primarily a result of the increased costs discussed above, together with the tax benefit recorded in the year ended April 30, 1996 related to the tax benefit of a net operating loss carryback, which did not apply in the year ended April 30, 1997.

     Primary and fully diluted loss per common share for the year ended April 30, 1997 were ($5.52) compared to a loss per common share of ($1.16) for the year ended April 30, 1996. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share were 11,982,000 for the year ended April 30, 1997 and 9,414,500 for the year ended April 30, 1996.


YEAR ENDED APRIL 30, 1996 AS COMPARED TO YEAR ENDED APRIL 30, 1995

     The Company's revenues were $158,859,638 for the year ended April 30, 1996, an increase of $70,403,610 or 79.6% over revenues of $88,456,028 for the year ended April 30, 1995. Revenues generated from the Company's acquisition of the Clozaril(R) Patient Management Business accounted for approximately $47 million of the increased levels. Additional growth of approximately $6 million was generated from the acquisition of the Arcade and Kaufmann's businesses which were acquired on February 1,

1995 and therefore were reflected in the Company's consolidated financial statements for the entire fiscal year of 1996 as compared to only the fourth quarter of fiscal 1995. The remainder of the increase was derived from internal growth through the expansion of the LifecareTM Program and new referral sources.

     Gross profit margins were 24.3% for the year ended April 30, 1996, a 3.7 percentage-point decline from 28.0% for the preceding fiscal year. The decrease in the gross profit rate was primarily attributable to the following factors:
(a) a $2.8 million charge was recorded in the third quarter of fiscal 1996 for the write-down of medical device inventory; (b) a reduction in reimbursement rates that occurs when the drug benefit is "carved out" of the major medical benefit and is converted into a drug card, which generally provides for a lower reimbursement rate; and (c) the phase-in of a change in Medicare regulations extending immunosuppressant drug Medicare benefits to transplant patients for up to three years post-transplant, as opposed to the historical one year period, which results in lower reimbursement rates for such patients covered thereby as compared to those covered by commercial insurance carriers and other private payors (see "Business -Reimbursement "). Without the $2.8 million charge, the gross profit margin would have been 26.1%. These decreases in gross profit margins were partially offset by the Clozaril(R) Patient Management Business, which currently generates a higher gross profit margin than the other segments of the Company's business and which recorded a gross profit of $15.9 million or approximately 41% of the Company's overall gross profit in fiscal 1996. The erosion of the Company's profit margins is typical of recent healthcare industry trends and is attributable to the pricing pressure exerted by managed care organizations.

     Operating expenses for the fiscal year ended April 30, 1996 were $49,288,793, an increase of $27,736,604 or 129.0% over operating expenses of $21,525,189 for the year ended April 30, 1995. $5.6 million of this increase was attributable to unusual charges recorded during the third quarter of fiscal year 1996; $3.6 million of the charge was attributable to costs associated with organizational consolidation and other cost reduction programs, which includes severance costs of approximately $1.3 million, a goodwill writedown charge of approximately $.6 million and a charge for the write-off of assets of approximately $1 million and the accrual of lease termination costs of approximately $.7 million; and $2.0 million was associated with professional fees arising out of the Company's restatements, litigation, etc. The Company also increased the provision for doubtful accounts by $8.4 million in the third quarter of fiscal 1996. This increased provision related primarily to the organ transplant business where collection efforts are more difficult and the Company's collection efforts were hampered by inadequate staffing levels and the requisite follow-up. These efforts wereconducted primarily from the Company's former corporate offices in Long Island, New York, which has been particularly affected by employee turnover. It was not practical to determine the potential impact of the additional provision on the first two quarters of fiscal 1996. During 1996, the Company also wrote-off approximately $12.6 million of receivables against the allowance for doubtful accounts, which were deemed to be uncollectible because of the age of the receivables and, in some cases, the collectibility period from third party payors had lapsed. Operating expenses year over year were also affected by the inclusion for the full year in fiscal 1996 of the Clozaril(R) Patient Management Business versus one month in fiscal year 1995 and by the inclusion for the full year in 1996 of the

Arcade and Kaufmann's business versus three months in the fiscal year 1995. The Clozaril(R) Patient Management Business was acquired on April 1, 1995. The full year inclusion of the Clozaril(R) Patient Management Business resulted in an increase in operating expenses of approximately $9.9 million.

     The operating loss for the fiscal year 1996 was ($10,652,683), a $13,875,501 change from the operating profit of $3,222,818 for the fiscal year 1995. The unusual and other charges recorded in the third quarter of fiscal year 1996 resulted in the operating loss for the year.

     Interest expense for the year ended April 30, 1996 was $2,717,155 compared to $269,316 in fiscal year 1995. The increase in interest expense was driven by the outstanding term loans associated with the Clozaril(R) Patient Management Business acquisition and the borrowings under the Company's line of credit.

     Loss before income taxes for the year ended April 30, 1996 was ($13,332,187) compared to a $3,286,579 income level for the year ended April 30, 1995. The unusual and other charges recorded in the third quarter contributed significantly to the loss for fiscal 1996.

     The net loss for the year was ($10,927,341) compared to a net income of $1,946,188 for the fiscal year ended April 30, 1995. The net loss for the 1996 fiscal year was, in part, the result of the unusual and other charges recorded in the third quarter of this fiscal year. Also contributing to the net loss was a valuation allowance of approximately $2.5 million to reserve for a deferred tax asset. The remaining unreserved deferred tax asset is the estimated benefit of a net operating loss carryback to the Company. Given the circumstances that led to the modification of the independent auditors' report, a valuation allowance was established for the deferred tax asset.

     Primary and fully diluted earnings per share of Common Stock for the year ended April 30, 1996 were both a ($1.16) loss compared to earnings of $0.21 for the year ended April 30, 1995. The weighted average number of shares outstanding used in the calculation of primarily and fully diluted earnings per share were 9,414,500 for the year ended April 30, 1996 and 9,408,300 and 9,420,816, respectively, for the year ended April 30, 1995.

INFLATION

     Inflation did not have a material effect on the Company's results during the periods discussed.

LIQUIDITY AND CAPITAL RESOURCES


     The net decrease of $2,146,600 in the Company's cash and cash equivalents to $1,133,595 at April 30, 1997 was attributable to cash used in operating activities, debt repayments and capital expenditures offset by the additional equity and debt from Transworld and the sales of certain retail pharmacies. The Company continues to experience monthly operating losses and negative cash flow.

     Working capital at April 30, 1997 was a negative ($22,257,107), a decrease of $24,748,726 from April 30, 1996. Current assets decreased $18,594,443 due to a decrease in cash and cash equivalents of $2,146,600, a decrease in net accounts receivable of $9,558,918, an increase in inventories of $307,039, a decrease in tax refund receivable of $5,175,997, a decrease in deferred tax assets of $1,807,000 and a decrease in prepaid expenses of $212,967.

     Current liabilities increased $6,154,283 from April 30, 1996 principally due to a increase an accounts payable of $430,936, a decrease of $2,105,697 in accrued unusual charges and settlement costs, an increase in accrued expenses of $2,516,932, and an increase in the current maturities of debt and other obligations of $5,312,112.


     The Company purchases its pharmaceuticals from wholesalers and, to a lesser degree, directly from pharmaceutical manufacturers. Its sources have established credit limitations and a few suppliers recently reduced their credit limitations with the Company. The Company's historical primary supplier, Foxmeyer Drug Company, filed for protection under the Federal Bankruptcy laws on August 27, 1996 and has subsequently been acquired by McKesson Drug Company. There was no improvement in the lines of credit available to the Company as a result of entering into the Stock Purchase Agreement and the Merger Agreement with Transworld and there has been no significant improvement in such relationships since the completion of the Stock Purchase Agreement. Although the Company has been able to maintain adequate product supply within established credit limitations, there can be no assurances that it will continue to do so in the future. Such an inability would have a material adverse impact on the Company if alternative sources of product supply were inadequate.

     The Company is in default under various covenants contained in the Credit Agreement and, since July 15, 1997, has not made payments of interest thereunder. The Forbearance Agreement between Transworld and the Company has not been extended past July, 1997, but, as of the date hereof, Transworld has not pursued any of its remedies under the Credit Agreement. To date the Company has experienced continued monthly operating losses and net cash outflows. During the period May through July 1997, the Company received additional net advances of $1.4 million from Transworld under its revolving credit facility.

     In addition the Company continues to experience monthly operating losses and negative cash flows. According, the Company is not generating sufficient cash flow to meet its expenses. While the Company is continuing to experience difficulties in collecting accounts receivable, management anticipates that the Company may be able to make sufficient collections, particularly from older accounts receivable, to meet its expenses. There can be no assurance, however, that the Company will be able to collect accounts receivable in a timely manner. The Company's liquidity crisis may be temporarily eased upon receipt of an anticipated tax refund of $2.8 million. However, under the terms of the Credit Agreement, the proceeds of the refund are payable to Transworld.

     In order to meet its ongoing cash flow requirements and continue its operations, the Company may be dependent upon further cash infusions from Transworld. In light of Transworld's agreement with Counsel, Transworld's principal stockholder, Hyperion, has indicated its willingness to provide the Company with additional liquidity. However, neither Transworld nor Hyperion is obligated to provide the Company with additional funds.

     In the event that the Company is not stabilized throught the Merger or an alternative transaction, the Company may file for protection under Federal Bankruptcy Laws.


NEW ACCOUNTING PRONOUNCEMENTS


Earnings per Share

     Statement of Financial Accounting Standards Number 128 "Earnings per Share" ("SFAS 128"), issued by the Financial Accounting Standards Board ("FASB") is effective for financial statements for fiscal years ending after December 15, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion Number 15, "Earnings per Share". SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Management does not anticipate a significant effect on earnings (loss) per share as a result of implementing SFAS 128.


Information About Capital Structure

     SFAS 129, "Disclosure of Information about Capital Structure", effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 is not expected to affect the Company as it currently discloses the information specified.


Reporting Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997, establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as the components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has not evaluated the impact of this statement since it was just released in June 1997.

Disclosure About Segments of an Enterprise and Related Information

     SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not evaluated the impact of this statement since it was released in June 1997.


ITEM 8. FINANCIAL STATEMENTS

     The Financial Statements for the fiscal year ended April 30, 1997 may be found beginning on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


     The following table contains information concerning the Company's directors and executive officers. It is expected that these persons will serve in these offices until the next annual meeting or until their respective successors are elected and qualified or until they are replaced following the consummation of the Merger.


        Name                   Age                        Position
        ----                   ---                        --------
Andre C. Dimitriadis......      56        Chairman of the Board and Director

James R. Mieszala.........      46        Chief Executive Officer, President
                                          and Assistant Secretary
Dennis J. Conley..........      44        Vice President of Finance and
                                          Treasurer

W. James Nicol............      54        Director and Secretary

Dr. Timothy Triche........      53        Director

D. Mark Weinberg..........      45        Director

James R. Mieszala

     Mr. Mieszala was named the Chief Executive Officer, President and Assistant Secretary of the Company on August 11, 1997. From May 1996 until August 1997, Mr. Mieszala served as the Chief Operating Officer of the Company and prior to that served as Acting President of the Company's subsidiary Home Care Management, Inc. from February to May 1996. Prior to joining the Company, from 1986 to 1996, Mr. Mieszala held a variety of positions with Caremark, Inc., including Vice President and General Manager of the Specialized Pharmaceutical Services Division. From 1978 to 1986, Mr. Mieszala was employed by Baxter International in various management roles. Mr. Mieszala graduated from the University of Illinois in 1973 and has an M.B.A. from the Keller Graduate School of Management.

Dennis J. Conley

     Mr. Conley has been the Vice President of Finance and Treasurer of the Company since August 11, 1997. Prior to joining the Company, Mr. Conley served as Chief Financial Officer of Dental Care Plan Management Corp. from 1995 until 1996. From 1979 through 1994, Mr. Conley held various positions with KPMG Peat Marwick, including Partner from 1989 through 1994. Mr. Conley graduated from Saint Louis University in 1975 and has an MBA from the Saint Louis University Graduate School of Business.

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

W. James Nicol

     Mr. Nicol was named to the Board of Directors of the Company in May 1996. He also served as Chief Executive Officer and President of the Company from May 1, 1996 through August 10, 1997, as Chief Financial Officer and Treasurer from January 10, 1997 through August 10, 1997 and as Secretary since January 10, 1997. Mr. Nicol is currently the Chief Financial Officer of Med First Healthcare Affiliates. Prior to joining the Company, Mr. Nicol was a Senior Vice President and the Chief Financial Officer of Careline, Inc. from May 1995 to October 1995. From 1990 until 1995, Mr. Nicol served as Senior Vice President and Chief Financial Officer of Quantum Health Resources, Inc. For 17 years prior to joining Quantum, Mr. Nicol held various senior-level management positions with Comprehensive Care Corporation and was its Chief Executive Officer and President in 1989-1990. Mr. Nicol also serves on Comprehensive's Board of Directors and is a member of such Board's audit and compensation committees. Mr. Nicol graduated from Bradley University in 1969 with a B.S.
in Political Science and Economics.

D. Mark Weinberg

     Mr. Weinberg was elected as a Director of the Company in November 1995. Mr. Weinberg is the President of the WellPoint Group's Unicare Businesses. Prior to that position, from 1987 to 1996, Mr. Weinberg held a variety of executive management positions with WellPoint Health Networks Inc. and its affiliates, including Executive Vice President. Mr. Weinberg received a B.S. in 1975 from the University of Missouri at Columbia.

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

     Based solely on a review of the copies of such forms furnished to the Company, or written representations from certain persons that no Forms 5 were required, the Company believes that during the fiscal year ended April 30, 1997, no directors, officers or beneficial owners of more than 10% of the Company's common stock failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 other than Messrs. Dimitriades and Weinberg and Dr. Triche who failed to file one Form 4 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes compensation for services to the Company in all capacities awarded to, earned by or paid to (i) the Company's chief executive officers and(ii) the three other most highly compensated executive officers who earned in excess of $100,000 in salary and bonus (the "Named Executive Officers"). No other executive officer of the Company met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.


                                                             Long Term Compensation
                                                             ----------------------
                              Annual Compensation            AWARDS         PAYOUTS
                                                             ------         -------
                                                                              All Other
Name and Principal         Year      Salary      Bonus       Options/SARs    Compensation(2)
--------------------       ----      ------      -----       ------------    ------------
Position                             (1)
--------
W. James Nicol,
Chief Executive
Officer and
President(3)               1997      $286,154    $50,000     --              --

Paul S. Jurewicz,
Chief Financial
Officer and
Executive Vice
President(4)               1997      $133,606    $50,000     --              $1,177
                           1996      $ 58,461    __          200,000         __
James R. Mieszala,
Chief Operating
Officer(5)                 1997      $215,193    $50,000     --              $2,690
                           1996      $ 64,616    --          200,000         --
Robert Clifton,
Vice President (6)         1997      $166,920    --           35,000         $2,787
                           1996      $165,264    --          --              $3,059
                           1995      $149,600    --          --              $1,723

(1) Effective May 1, 1996, Mr. Nicol entered into a three-year employment agreement pursuant to which he received $300,000 during the first year of the term of the agreement plus a bonus to be determined in the future. In connection with the Merger Agreement and the Stock Purchase Agreement, on November 13, 1996, Mr. Nicol and the Company amended Mr. Nicol's employment agreement to provide that Mr. Nicol shall continue to serve as Chief Executive Officer and President of the Company through the effective date of the Merger and to provide for the payment of certain bonuses, $50,000 of which was paid during the fiscal year ended April 30, 1997.

     On September 9, 1996, Messrs. Jurewicz and Mieszala entered into new employment agreements with the Company with a term through April 30, 1998. Mr. Jurewicz's agreement provided for a base salary of $180,000. Mr. Mieszala's employment agreement provided for a base salary of $225,000 during the fiscal year ended April 30, 1997. In connection with the Merger Agreement and Stock Purchase Agreement, on November 13, 1996, Messrs. Jurewicz and Mieszala entered into amendments to their employment agreements providing that the Merger and stock purchase will not trigger the change of control provisions in their employment agreements. The amendments also provided for the payment of certain bonuses, $50,000 of which was paid to each of them during the fiscal year ending April 30, 1997.

(2) All compensation listed herein consists of matching payments made pursuant to the Company's 401(k) Plan.

(3) Mr. Nicol served as the President and Chief Executive Officer of the Company from May 1, 1996 through August 10, 1997 when he was replaced by Mr. Mieszala.

(4) Mr. Jurewicz served as the Chief Financial Officer and Executive Vice President of the Company until January 10, 1997.

(5) Mr. Mieszala was named the Chief Executive Officer and President of the Company on August 11, 1997. Prior to that, he was the Chief Operating Officer of the Company.

(6)  Mr. Clifton resigned effective March 28, 1997.



     Lance Berkowitz, a Vice President of a subsidiary of the Company and a previous owner of the businesses of Arcade and Kaufmann's, was paid a salary and bonus of $196,154 and $150,000, respectively, in fiscal 1997 and $152,308 and $150,000, respectively, in fiscal 1996. He also received options for 10,000 shares of Common Stock of the Company and payouts of $3,154 in fiscal 1997.
Mr. Berkowitz is not an executive officer of the Company.

OPTION GRANTS IN LAST YEAR



                               Individual Grants                                                         Potential
                                                                                                     realizable value at
                                                                                                       assumed annual
                                                                                                       rates of stock
                                                                                                      price appreciation
                                                                                                      for option term (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                 Percent
                                                 of total          Exercise       Expiration
      Name               Number                  options           or base           date               5%         10%
                          of                     granted            price
                       securities                  to
                       underlying               employees
                        options                in fiscal
                        granted                   year
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  C>
W. James Nicol              --                    --                  --              --               --           --
Paul S. Jurewicz            --                    --                  --              --               --           --
James R. Mieszala           --                    --                  --              --               --           --
Robert Clifton            35,000                 7.2%                $4.16          9/9/03             --           --

(1) In connection with the Merger, a holder of an outstanding option will be entitled to receive the $0.30 per share merger consideration upon payment of the exercise price of such option.


AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED APRIL 30, 1997 AND FISCAL YEAR END OPTION VALUES

     No options were exercised during the fiscal year ended April 30, 1997 by the Named Executive Officers.

     The following table provides information relating to the number and value of options held by such Officers at fiscal year-end:

                   Number of securities           Value of unexercised
                   underlying unexercised         in-the-money options at
                   options at fiscal year end     fiscal year end (1)
                   --------------------------------------------------------
      Name         Exercisable/                   Exercisable/
                   unexercisable                  unexercisable
W. James Nicol              0/0                          0/0
Paul S. Jurewicz      133,333/66,667                     0/0
James R. Mieszala     133,333/66,667                     0/0
Robert Clifton         11,666/23,334                     0/0

(1) The value of unexercised options is determined by multiplying the number of options held by the difference in the fair market value of the Common Stock underlying the options at April 30, 1997 (as determined by the closing sales price on April 30, 1997 as reported by the NASDAQ National Market, which was $0.172 per share) and the exercise price of the options granted.

LONG-TERM INCENTIVE PLAN AWARDS TABLE.

     There were no long-term incentive plans awards granted by the Company during the fiscal year ended April 30, 1997.

DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE.

     The Company has no defined benefit or actuarial plans.

COMPENSATION OF DIRECTORS

     Generally, outside directors receive $2,000 per year as a retainer, $1,000 per meeting of the Board of Directors attended, $1,000 per Chairmanship of a committee of the Board of Directors, and $1,000 per meeting of a committee of the Board of Directors attended. Pursuant to the 1996 Non-Employee Director Stock Option Plan, which was adopted by the stockholders at the November 1996 annual meeting of stockholder of the Company, each outside director receives an option to purchase 10,000 shares of Common Stock at the time of his or her election. Each non-employee director who has already received the initial stock option grant mentioned above also receives an annual automatic grant of options to purchase 2,500 shares of common stock after being reelected at each annual meeting of the stockholders of the Company.

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

     On April 3, 1996, the Executive Committee passed resolutions compensating Messrs. Dimitriadis and Weinberg and Dr. Triche for their efforts serving on various committees of the Board, including the Special Committee, and for serving as the Office of the Chief Executive Officer. Each of Mr. Weinberg and Dr. Triche were awarded options to purchase 7,500 shares of Common Stock, stock appreciation rights with respect to 22,500 shares of Common Stock and $30,000 in cash, and Mr. Dimitriadis was awarded options to purchase 10,000 shares of Common Stock, stock appreciation rights with respect to 30,000 shares of Common Stock and $40,000 in cash. The vesting schedule for the exercisability of the stock options and for the stock appreciation rights were half upon the appointment of the permanent Chief Executive Officer of the Company and half upon the first annuversary of the date thereof. The exercise prices or strike price for these stock options and stock appreciation rights was the average closing price of shares of Common Stock for the five (5) trading days preceding April 3, 1996 or $4.8375 per share. On September 9, 1996,the Executive
Committee of the Board of Directors of the Company repriced the exercise price of the stock options to $4.16 per share, or the average closing price of the Common stock for the five (5) days preceding September 9, 1996. Also, at the September 9th meeting of the Executive Committee, the stock appreciation rights previously authorized for issuance to Messrs. Dimitriadis and Weinberg and Dr. Triche were rescinded and, in place thereof, stock options were authorized, subject to stockholder approval, for 30,000, 22,500,and 22,500 shares of Common Stock, respectively. Such stockholder approval was not obtained. The foregoing awards of stock options, stock appreciation rights and cash were contingent upon Messrs. Weinberg and Dimitriadis and Dr. Triche waiving their respective rights to any remunerations to which they might be entitled from the Company for the period beginning on February 18, 1996 through September 9, 1996. In addition, Mr. Weinberg and Dr. Triche relinquished their rights to receive the options for 4,000 shares normally granted to new directors of the Company.

     In addition, on May 6, 1996, the Board of Directors of the Company voted to issue stock options for 30,000 shares of the Common Stock for each non-employee director and stock options for an additional 20,000 shares of the Common Stock to the Chairman of the Board, subject to stockholder approval. Stockholder approval for these shares was not obtained.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 1996 the Company entered into a three year employment agreement with W. James Nicol to serve as Chief Executive Officer and President of the Company.

Pursuant to the terms of the employment agreement, Mr. Nicol received an annual base salary of $300,000. Pursuant to the employment agreement, if (i) the Company terminates Mr. Nicol other than for disability or for cause or (ii) Mr. Nicol resigns pursuant to the agreement upon a change of control of the Company or upon a material reduction by the Company of Mr. Nicol scope and/or authority, then Mr. Nicol will be entitled to receive a severance payment equal to his base salary for the remaining term of the agreement and all of the options granted to Mr. Nicol's under the agreement shall become vested and immediately exercisable. If the Company terminates Mr. Nicol other than for disability or for cause, then Mr. Nicol will also be entitled to receive a prorated portion of any bonus to which he may be entitled. Under his employment agreement, Mr. Nicol was also eligible to receive options for 500,000 shares of Common Stock of the Company subject to stockholder approval; however, such stockholder approval was not obtained.

     On September 9, 1996, the Company entered into a new employment agreement with James R. Mieszala to serve as Chief Operating Officer of the Company. The term of Mr. Mieszala's employment ends on April 30, 1998. Pursuant to the terms of the employment agreement, Mr. Mieszala is entitled to receive an annual base salary of $225,000. Mr. Mieszala may receive, at the sole discretion of the Company, a performance bonus based upon the Executive Incentive Compensation Plan to be approved and adopted by the Board of Directors. On April 3, 1996, the Executive Committee of the Board of Directors of the Company granted Mr. Mieszala and certain other employees of the Company options with an exercise price of $4.975 per share, subject to a waiver of previously granted options. Such options were repriced to $4.16 per share on September 9, 1996. Mr. Mieszala's option was with respect to 200,000 shares of Common Stock. Pursuant to the employment agreement, if (i) the Company terminates Mr. Mieszala other than for disability or for cause or (ii) Mr. Mieszala resigns pursuant to the agreement upon a change of control of the Company or upon a material reduction by the company of Mr. Mieszala's scope and/or authority, then Mr. Mieszala will be entitled to receive a severance payment equal to his base salary for the remaining term of the agreement and all of the options granted to Mr. Mieszala under the agreement shall become vested and immediately exercisable. If the Company terminates Mr. Mieszala other than for disability or for cause, then Mr. Mieszala will also be entitled to receive a prorated portion of any bonus to which he may be entitled. On August 11, 1997, in anticipation of his added responsibility as Chief Executive Officer and President of the Company, the Board of Directors voted to grant a bonus of $15,000 to Mr. Mieszala and increase his salary by $10,000 per month effective August, 1997.

     On November 13, 1996, in connection with the execution of the Merger Agreement and Stock Purchase Agreement, the Company entered into letter agreements (collectively, the "Letter Agreements"), amending the existing agreements, with W. James Nicol and James R. Mieszala relating to their employment by the Company.

     Pursuant to the Letter Agreement with Mr. Nicol, he agreed to continue to serve as Chief Executive Officer and President of the Company through the Effective Time and the Company agreed to pay Mr. Nicol $50,000 upon the closing under the Stock Purchase Agreement (which the Company has paid) and $50,000 on June 30, 1997 if the Merger has been consummated by such date. The Letter Agreement provided that if Mr. Nicol's employment were terminated by the Company prior to or after the Effective

Time, or if Mr. Nicol were to voluntarily elect to terminate his employment after the Effective Time, the Company would continue to pay Mr. Nicol his base salary, which is $300,000 per annum through June 30, 1998 (in lieu of other amounts payable under his employment agreement). In the absence of the Letter Agreement, Mr. Nicol's employment agreement with the Company provided that, upon the occurrence of a change in control of the Company (such as the closing of the Stock Purchase Agreement), Mr. Nicol would be entitled to resign and to be paid his base salary in periodic installments through the end of the term of his employment agreement on April 30, 1999. On August 10, 1997, Mr. Nicol's employment with the Company was terminated and Mr. Nicol agreed to receive his accrued vacation pay and base salary through December 31, 1997 in lieu of any other severance payments.

     Pursuant to the Letter Agreement with Mr. Mieszala, the transactions contemplated by the Merger Agreement, the Stock Purchase Agreement and the assumption by Transworld of the Company's senior debt will not constitute a change of control under Mr. Mieszala's employment agreement provided (a) the Company pays Mr. Mieszala $50,000 on January 2, 1997 (which the Company has paid), $50,000 on June 30, 1997 (which the Company has paid), and $225,000 on January 2, 1998, (b) Transworld issues to Mr. Mieszala, upon consummation of the Merger, stock options for 100,000 shares of Transworld common stock at an exercise price equal to the fair market value of the Transworld common stock at the Effective Time, which stock options will vest over a two year period, and
(c) the Company pays him an amount equal to twelve months of his base salary upon termination of his employment, provided such termination occurs after June 30, 1998. In the absence of the Letter Agreement, Mr. Mieszala's employment agreement with the Company provides that, upon the occurrence of a change in control of the Company (such as the closing of the Stock Purchase Agreement), Mr. Mieszala would be entitled to resign and to be paid his base salary in periodic installments through the end of the term of his employment agreement on April 30, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has a compensation committee which consists of Mr. Dimitriadis and Dr. Triche, with Dr. Triche serving as chairman. Mr. Dimitriadis and Dr. Triche are independent non-employee directors and were appointed by the Board of Directors to serve as members of the committee on February 18, 1996.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Introduction

     During the fiscal year ended April 30, 1997 the Compensation Committee consisted of two independent non-employee directors, Dr. Triche and Mr. Dimitriadis who were appointed on February 18, 1996. The Compensation Committee is responsible for establishing executive compensation for the Company's top level executives, administering the Company's current long-term incentive program and implementing any additional short and long-term compensation programs for executives which the Committee believes are appropriate in the future. All decisions by the Compensation Committee are subject to the approval of the Board of Directors or the executive

Committee thereof. The Compensation Committee met 4 times during the fiscal year ended April 30, 1997.

Philosophy

     Generally, the compensation philosophy of the Company is to develop and implement policies that will encourage and reward outstanding performance, seek to increase the profitability of the Company, and maximize the Company's return on equity so as to increase stockholder value. Maintaining competitive compensation levels in order to attract and retain executives who bring valuable experience and skills to the Company is also an important consideration. Over the past year, the Company has attempted to maintain and incentivize employees by rewarding them for their increased duties performed during the course of a difficult period at the Company. The Compensation Committee has been particularly focused on the substantial demands the Company has made on its senior management team during the course of the year.

Compensation of the Chief Executive Officer

     Mr. Nicol, who was appointed Chief Executive Officer as of May 1, 1996, received an annual base salary of $300,000 in the fiscal year ending April 30, 1997 plus a bonus of $50,000. The Compensation Committee believes that Mr. Nicol's salary was reasonable in light of the unusual demands which were placed on him during the year.

     Effective August 11, 1997, Mr. Mieszala was appointed Chief Executive Officer and President and will earn a base annual salary of $225,000 plus $10,000 per month beginning August 1997. Since the end of the fiscal year, Mr. Mieszala has been paid a bonus of $50,000 and is eligible to be paid an additional $15,000. The Compensation Committee believes that Mr. Mieszala's salary is reasonable in light of the unusual demands which will be placed on him during the upcoming year, that his compensation level reflects the Compensation Committee's confidence in Mr. Mieszala and the Company's desire to retain his talents during an extremely difficult period.

Executive Compensation for Fiscal Year 1998

     In the fiscal year ending April 30, 1998, total compensation of top executives will be targeted in order to retain such executives during the Company's period of financial uncertainty. It is anticipated that total compensation will consist of base salary and bonuses, and that given the Company's present condition no stock or other equity compensation will be granted.

Conclusion

     The Compensation Committee believes that the compensation paid to its executive officers is comparable to compensation paid by similar companies and companies under difficult circumstances similar to those of the Company.

     This report by the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

     DR. TIMOTHY TRICHE

STOCK PERFORMANCE CHART



     The following graph compares cumulative total returns to the holders of the Common Stock from May 1, 1992 through the end of the fiscal year ended April 30, 1997 to a peer group consisting of Health Care service companies listed on the NASDAQ National Market, and to the NASDAQ Market Index. Total return values were calculated based on the assumption of $100 invested and on cumulative total return values assuming reinvestment of dividends. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                 COMPARISON OF MAY 1, 1992 TO APRIL 30, 1997
                           CUMULATIVE TOTAL RETURN
         AMONG HEALTH MANAGEMENT, INC., HEALTH CARE SERVICE COMPANIES
          LISTED ON THE NASDAQ SMALLCAP MARKET, AND THE NASDAQ INDEX

                                 [LINE GRAPH]

             NASDAQ NAT'L           NASDAQ MARKET
             MARKET INDEX              INDEX               HMI
1992              100                   100                100
1993              114                   104                174
1994              127                   132                283
1995              148                   134                308
1996              210                   210                 91
1997              224                   162                  3


     The foregoing stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following information is submitted as of August 15, 1997 with respect to the Company's voting securities owned beneficially by each person known by the Company owning more than 5% of the Common Stock of the Company (this being the only class of voting securities now outstanding), by Named Executive Officers of the Company and by all directors, officers both individually and as a group:

                                                            Amount and Nature
Name of Beneficial               Address                      of Beneficial            Percentage
Owner                            of Beneficial Owner           Ownership                of Class
-----------------------------------------------------------------------------------------------------
IMH Acquisition Corp.            75 Terminal Avenue           9,711,005(1)                51.0%
                                 Clark, New Jersey 07066

Clifford E. Hotte                51 Prospect Road             1,006,432(2)                 5.5%
                                 Center Port, New York
                                 11721

James R. Mieszala                c/o 1371-A Abbott Court        133,333(3)                   *
                                 Buffalo Grove,
                                 Illinois 60089

Paul S. Jurewicz                 2261 Churchill Lane
                                 Libertyville,
                                 Illinois 60048

Robert C. Clifton                26 Hermitage Street             11,666(4)                   *
                                 Wading River, New York
                                 11792

Andre C. Dimitriadis             c/o 1371-A Abbott Court         39,500(5)                   *
                                 Buffalo Grove,
                                 Illinois 60089

W. James Nicol                   c/o 1371-A Abbott Court             -0-                     *
                                 Buffalo Grove,
                                 Illinois  60089

D. Mark Weinberg                 c/o 1371-A Abbott Court         10,000(6)                   *
                                 Buffalo Grove,
                                 Illinois  60089

Dr. Timothy J. Triche            c/o 1371-A Abbott Court         10,000(7)                   *
                                 Buffalo Grove,
                                 Illinois  60089

All Current Directors and                                       204,499                    1.1%
Officers as a Group (5

Persons) (3) (5) (6) (7)


     *Less than one percent (1.0%)

(1) Includes 746,713 Shares issuable upon exercise of the Transworld Option with an exercise price of $1.00 per Share. Does not include 264,532 Shares (based on the Company's calculations) into which the subordinated convertible note acquired by Hyperion Partners II, L.P., the principal stockholder of Transworld, from Caremark, Inc. is currently convertible, .

(2)  Does not include Shares beneficially owned by Virginia Belloise, Clifford
     E. Hotte's wife.


(3) Includes 133,333 Shares subject to options with an exercise price that exceeds the Merger Consideration.

(4) Includes 11,666 Shares subject to options with an exercise price that exceeds the Merger Consideration.

(5) Includes 18,500 Shares subject to options with an exercise price that exceeds the Merger Consideration. Does not include 4,000 Shares which Mr. Dimitriadis will be entitled to receive upon consummation of the Merger; the rights to which Shares were to vest on the fifth anniversary of the date on which Mr. Dimitriadis was elected to the Board of Directors, but which vesting accelerates upon a merger of the Company.

(6) Includes 10,000 Shares subject to options with an exercise price that exceeds the Merger Consideration.

(7) Includes 10,000 Shares subject to options with an exercise price that exceeds the Merger Consideration.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 13, 1996 Transworld acquired the bank debt of the Company and entered into the Stock Purchase Aagreement and the Merger Agreement with the Company. On January 13, 1997, pursuant to the Stock Purchase Agreement, Transworld acquired 49% of the outstanding shares of the Company's Common Stock and option to purchase additional shares of the Company's common stock which, if exercised, would result in Transworld owning 51% of the outstanding shares of the Company's Common Stock. The Merger Agreement is currently in effect but Transworld has not yet been able to obtain the necessary bank consent in order to consummate the Merger. In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, acquired the obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and

Caremark, Inc. which, in the aggregate, amount to approximately $18.3 million. Hyperion has agreed to contribute the obligations purchased from Foxmeyer Drug Co., and Bindley Western Inc. to Transworld in exchange for stock of Transworld.
For more information concerning the transactions with Transworld and Hyperion, see "Business-Transactions with Transworld Health Care, Inc." above.


     Transworld has asserted that under the terms of the $28,350,000 bank debt it purchased, Transworld is owed $650,000 related to the forbearance agreement related to that debt. The Company has accrued this forbearance fee in interest expense.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed As A Part of This Report

     (1) Financial Statements. The financial statements of Health Management, Inc. and Subsidiaries for the year ended April 30, 1997, together with the Report of Independent Certified Public Accountants, are set forth beginning on page F-1 hereof.

     (2) Financial Statement Schedules. Financial statement schedules required by Items 8 and 14(d) of this Report are set forth following page S-1 of the financial statements.

(b)  Reports on Form 8-K



     The Company filed one current report on Form 8-K, dated March 26, 1997, with the Securities and Exchange Commission, during the fourth quarter of the fiscal year ended April 30, 1997. The Form 8-K related to matters described under Item 5.

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

3.5 Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of Delaware on November 8, 1996 (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

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

10.6* Company 401(k) Plan (incorporated by reference to Amendment Number 1 to Registration Statement on Form S-1, Registration
       No. 33-46996).

10.7*  Employment Agreement, dated as of May 1, 1996, between the

        Company and W. James Nicol (incorporated by reference to Annual Report on Form 10-K for the fiscal year ended April 30, 1996).

10.8* Letter Agreement dated November 13, 1996, between W. James Nicol and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

10.9*+ Severance Agreement dated August 10, 1997, between W. James Nicol and the Company.

10.10* Employment Agreement, dated as of September 9, 1996, between the Company and James R. Mieszala (incorporated by reference to Current Report on Form 8-K dated September 16, 1996).

10.11* Letter Agreement dated November 13, 1996, between James R. Mieszala and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

10.12* Employment Agreement, dated as of September 9, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Current Report on Form 8-K dated September 16, 1996).

10.13* Letter Agreement dated November 13, 1996, between Paul S. Jurewicz and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

10.14 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1,
        1994).

10.15 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2,
        1994).

10.16 First Amendment to Asset Purchase Agreement, dated as of March 31, 1995, between Caremark Inc. and Health Management, Inc. (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

10.20 Security Agreement and Mortgage Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

10.22 Forbearance Agreement, dated as of November 13, 1996, between the Company and Transworld Home Healthcare, Inc. (incorporated by reference to the Form 8-K dated November 13, 1996).

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

10.27   Amended Stipulation of Partial Settlement dated December 19,

        1996, between the Company and the Representative Plaintiffs (incorporated by reference to Form 8-K, dated December 23, 1996).

10.28 Agreement and Plan of Merger, dated November 13, 1996, as amended, among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Annex I to the definitive Proxy Statement on Schedule 14A dated June 16, 1997).

10.29 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

10.30* 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996).

10.31* 1996 Employee Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996)

10.32* 1997 Employee Stock Purchase Plan (incorporated by reference to Schedule 14A dated October 9, 1996)

10.33+ Restated Stipulation of Partial Settlement, dated April 23, 1997, between the Company and the Representative Plaintiffs.

10.34+ Amendment to Merger Agreement, dated July 7, 1997, between the Company, Transworld HealthCare, Inc. and IMH Acquisition Corp.

10.35 Letter Agreement, dated August 13, 1997, between the Company and Counsel Corporation (incorporated by reference to Form 8-K dated August 15,
        1997).

11+     Statement re Computation of Per Share Earnings.

27+     Financial Data Schedule

99.1+ Final Judgement and Order of Partial Dismissal of Action, dated June 9, 1997.

*    Management contract or compensatory plan or arrangement.

+    Filed with this Report.

                           HEALTH MANAGEMENT, INC.
                                  AND SUBSIDIARIES




--------------------------------------------------------------------------------


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                    FORM 10-K - ITEM 8 AND ITEM 14(a)(1) AND (2)
                                                       YEAR ENDED APRIL 30, 1997

                  HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                                                                   CONTENTS
--------------------------------------------------------------------------------

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-3


    FINANCIAL STATEMENTS
      Consolidated Balance Sheets                                       F-4
      Consolidated Statements of Operations                             F-5
      Consolidated Statements of Stockholders' Equity (Deficit)         F-6
      Consolidated Statements of Cash Flows                       F-7 - F-8
      Notes to Consolidated Financial Statements                 F-9 - F-43

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Health Management, Inc. and Subsidiaries
Buffalo Grove, Illinois

We have audited the accompanying consolidated balance sheets of Health Management, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Management, Inc. and Subsidiaries at April 30, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's ability to continue as a going concern depends on (a) the consummation of the merger agreement with Transworld Healthcare, Inc. ("Transworld") and the continuing financial and operating support of Transworld or, should the merger not occur, alternative means of financial or operating support; (b) continuing satisfactory relations with its suppliers; and (c) the satisfactory resolution of the litigation discussed in Note 8(d). In addition, should Transworld exercise its rights under the credit agreement (Notes 5(a) and 12(b)) or not extend the forbearance agreement, which expired July 15, 1997, the Company may seek protection under federal bankruptcy laws. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                BDO Seidman, LLP
Chicago, Illinois
July 30, 1997, except for Note 12(b) which is as of August 14, 1997

                           CONSOLIDATED FINANCIAL
                                       STATEMENTS


                           ----------------------

-------------------------------------------------------------------

April 30,                                                            1997             1996
-----------------------------------------------------------------------------------------------
ASSETS (Note 5)
CURRENT ASSETS
  Cash and cash equivalents                                      $   1,133,595    $   3,280,195
  Accounts receivable, less allowance for doubtful accounts of
    approximately $16 million and $10 million (Note 6(b))           26,898,281       36,457,199
  Inventories                                                        7,107,859        6,800,820
  Tax refund receivable (Note 7)                                     2,861,033        8,037,030
  Deferred taxes (Note 7)                                                    -        1,807,000
  Prepaid expenses                                                     442,391          655,358
-----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                38,443,159       57,037,602

IMPROVEMENTS AND EQUIPMENT, less accumulated depreciation and
  amortization (Notes 3 and 5)                                       2,326,680        3,825,974

GOODWILL (Note 2)                                                            -       34,008,496

OTHER                                                                  219,161        1,043,607
-----------------------------------------------------------------------------------------------




                                                                 $  40,989,000    $  95,915,679
===============================================================================================

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------

April 30,                                                                  1997              1996
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable
    Trade                                                          $     5,815,888    $   20,714,836
    Due to Hyperion (Note 11)                                           15,329,884                 -
  Accrued unusual charges and settlement costs (Notes 6 and 8(d))        1,453,303         3,559,000
  Accrued expenses (Note 4)                                              4,043,051         1,526,119
  Current maturities of debt and other obligations (Note 5)
    Due to Transworld                                                   30,167,766                 -
    Due to Hyperion                                                      3,000,000                 -
    Other                                                                  890,374        28,746,028
----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               60,700,266        54,545,983

DEBT AND OTHER OBLIGATIONS, less current maturities (Note 5)               935,911         4,006,077
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                       61,636,177        58,552,060
----------------------------------------------------------------------------------------------------

COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 8 and 9)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 9 and 11)
  Preferred stock - $.01 par value - shares authorized 1,000,000;
    issued and outstanding, none                                                 -                 -
  Common stock - $.03 par value - shares authorized 39,000,000;
    issued and outstanding 18,294,474 and 9,328,240                        548,834           279,848
  Additional paid-in capital                                            45,957,786        38,138,771
  Accumulated deficit                                                  (67,153,797)       (1,055,000)
----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (20,647,177)       37,363,619
----------------------------------------------------------------------------------------------------
                                                                   $    40,989,000    $   95,915,679
====================================================================================================

         See accompanying notes to consolidated financial statements.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

Year ended April 30,                                     1997               1996             1995
-----------------------------------------------------------------------------------------------------
REVENUES                                          $   158,419,205    $   158,859,638    $  88,456,028

COST OF SALES (including an unusual charge of
  $2.8 million in 1996) (Note 6)                      128,719,403        120,223,528       63,708,021
-----------------------------------------------------------------------------------------------------
Gross profit                                           29,699,802         38,636,110       24,748,007
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Selling                                               5,446,241          4,649,697        2,898,208
  General and administrative                           26,383,150         24,324,490       10,648,792
  Provision for doubtful accounts (Note 6)             18,910,557         14,714,606        7,978,189
  Unusual charges, including impairment
    write-down of $30.9 million in 1997 (Note 6)       35,156,787          5,600,000                -
-----------------------------------------------------------------------------------------------------
Total operating expenses                               85,896,735         49,288,793       21,525,189
-----------------------------------------------------------------------------------------------------
(Loss) income from operations                         (56,196,933)       (10,652,683)       3,222,818

SETTLEMENT COSTS (Note 6)                              (4,825,000)                 -                -

INTEREST EXPENSE (Note 5)                              (4,813,941)        (2,717,155)        (269,316)

INTEREST INCOME                                            13,467             37,651          333,077
-----------------------------------------------------------------------------------------------------
(Loss) income before income taxes (benefit)           (65,822,407)       (13,332,187)       3,286,579

INCOME TAXES (BENEFIT) (Note 7)                           276,390         (2,404,846)       1,340,391
-----------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                 $   (66,098,797)   $   (10,927,341)   $   1,946,188
=====================================================================================================
(LOSS) EARNINGS PER SHARE OF COMMON STOCK -
  primary and fully diluted                       $         (5.52)   $         (1.16)   $        0.21
=====================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - primary          11,982,000          9,414,500        9,408,300
=====================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING - fully
  diluted                                              11,982,000          9,414,500        9,420,816
=====================================================================================================

         See accompanying notes to consolidated financial statements.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                 Common Stock                                                      Unearned
                                                $.03 Par Value             Additional           Retained         Restricted
                                           -------------------------          Paid-in           Earnings              Stock
                                              Shares          Amount          Capital          (Deficit)       Compensation
---------------------------------------------------------------------------------------------------------------------------
BALANCE, May 1, 1994                       9,104,431      $  273,133    $  35,953,281    $     7,926,153    $      (57,065)

Common stock issued upon acquisitions of
  Pharmaceutical Marketing Alliance           20,000             600          242,775                  -                 -
  Maryland Pharmacies                        108,757           3,263        1,356,112                  -                 -

Common stock issued upon exercise of
  stock warrants                              78,996           2,370          424,208                  -                 -

Common stock issued upon exercise of
  stock options                                2,833              85           24,414                  -                 -

Common stock issued to directors               1,000              30           18,720                  -                 -

Compensation under restricted stock                -               -                -                  -            57,065

Net income for the year ended April 30,
  1995                                             -               -                -          1,946,188                 -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, April 30, 1995                    9,316,017         279,481       38,019,510          9,872,341                 -

Common stock issued upon exercise of
  stock options                               12,223             367          119,261                  -                 -

Net loss for the year ended April 30,
  1996                                             -               -                -        (10,927,341)                -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, April 30, 1996                    9,328,240         279,848       38,138,771         (1,055,000)                -

Common stock issued (Note 9(a))                1,942              58            6,942                  -                 -

Sale of common stock to Transworld
  Healthcare, Inc., net of expenses
  (Note 9(a))                              8,964,292         268,928        7,812,073                  -                 -

Net loss for the year ended April 30,
  1997                                             -               -                -        (66,098,797)                -
---------------------------------------------------------------------------------------------------------------------------
BALANCE, April 30, 1997                   18,294,474      $  548,834    $  45,957,786    $   (67,153,797)   $            -
===========================================================================================================================

         See accompanying notes to consolidated financial statements.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


Year ended April 30,                                           1997               1996               1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                     $  (66,098,797)    $  (10,927,341)   $     1,946,188
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities
    Depreciation and amortization                            2,692,971          2,127,400            846,869
    Provision for doubtful accounts                         18,910,557         14,714,606          7,978,189
    Unusual charges                                         34,137,427            950,156                  -
    Forbearance fee                                            650,000                  -                  -
    Deferred taxes                                           1,807,000          1,326,300         (2,516,300)
    Loss from disposition of rental equipment                        -                  -            287,287
    Compensation under restricted stock                              -                  -             57,065
    Common stock issued to director                                  -                  -             18,750
    Increase (decrease) in cash flows from
      changes in operating assets and liabilities, net
      of effects of purchase of CPMB and other
      acquisitions in 1995:
      Accounts receivable, net                              (9,351,639)       (19,831,996)       (16,706,549)
      Tax refund receivable                                  5,175,997         (6,210,030)        (1,827,000)
      Inventories                                             (737,398)           986,841         (1,826,911)
      Prepaid expenses                                         212,967            508,183           (976,058)
      Other assets                                             634,356             98,008           (239,758)
      Accounts payable                                         430,936          8,384,845          4,870,054
      Accrued unusual charges and settlement
        costs                                               (2,105,697)         3,559,000                  -
      Accrued expenses                                       2,516,932           (336,288)           396,332
      Income taxes payable                                           -                  -         (1,759,590)
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                      (11,124,388)        (4,650,316)        (9,451,432)
------------------------------------------------------------------------------------------------------------


                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Year ended April 30,                                         1997                 1996              1995
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash used in acquisition of CPMB                     $             -    $      (324,366)    $  (20,630,212)
  Other acquisitions                                                 -                  -         (2,167,500)
  Collection of receivable from the seller of
    Murray Group                                                     -                  -          1,444,426
  Capital expenditures                                        (986,940)        (1,491,722)          (948,368)
  Proceeds from sale of pharmacies                           1,041,781                  -            214,598
------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities             54,841         (1,816,088)       (22,087,056)
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt and other obligations                   3,200,000         16,450,000         23,000,000
  Principal payments on debt and other obligations          (2,032,234)       (11,000,000)                 -
  Net payments on capital leases                              (325,820)          (385,741)          (123,357)
  Proceeds from sale of common stock, net                    8,081,001                  -                  -
  Cash paid for deferred borrowing fees                              -                  -           (722,000)
  Proceeds from exercise of warrants                                 -                  -            426,578
  Proceeds from exercise of options                                  -            119,628             24,499
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                    8,922,947          5,183,887         22,605,720
------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (2,146,600)        (1,282,517)        (8,932,768)

CASH AND CASH EQUIVALENTS, at beginning of year              3,280,195          4,562,712         13,495,480
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, at end of year              $     1,133,595    $     3,280,195    $     4,562,712
============================================================================================================


See accompanying notes to consolidated financial statements.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   AND SUMMARY OF
   ACCOUNTING POLICIES

   ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include Health Management, Inc. (the "Company") (a Delaware corporation) and its wholly-owned subsidiaries: Home Care Management, Inc. ("HMI-NY"); HMI Pennsylvania, Inc.; HMI Retail Corp. Inc.; Health Reimbursement Corp.; HMI PMA, Inc.; HMI Maryland, Inc.; and HMI Illinois, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

   DESCRIPTION OF BUSINESS

   The Company provides integrated pharmaceutical management services to patients with chronic medical conditions which may be complicated by a higher risk of patient noncompliance with the prescribed pharmaceutical regimen, and to the health care professionals, pharmaceutical manufacturers and third-party payors involved in the care of such patients. Services offered include the distribution of prescription drugs, drug utilization review, patient compliance monitoring, assistance in insurance coverage, verification and reimbursement. The Company has expanded its business primarily through acquisitions to include the oncology, HIV/AIDS, infertility and schizophrenia markets.

   BASIS OF PRESENTATION

   The Company's consolidated financial statements have been presented on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As more fully discussed in Note 5, the Company is in violation of its loan agreements, resulting in the related debt being classified as current liabilities. Transworld HealthCare, Inc. ("Transworld"), formerly Transworld Home HealthCare, Inc., acquired the Company's term and revolving credit loans and Transworld's majority stockholder, Hyperion Partners II L.P. ("Hyperion"), assumed the Company's subordinated note payable and certain supplier accounts payable. Effective January 13, 1997, Transworld acquired 49% of the Company's common stock (Note 9(a)) and received an option to purchase at $1 per share a number of shares of the Company's outstanding common stock such that upon exercise Transworld would

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   own 51% of the Company's common stock. The Company is subject to a forbearance agreement assumed by Transworld, which expired on July 15, 1997. The Company's merger agreement with Transworld for the acquisition of the remaining outstanding common stock of the Company was approved by the Company's stockholders on July 11, 1997 and is pending approval and closing by Transworld. The merger agreement is subject to termination by either party for any reason after July 31, 1997. Also, as described in Note 8(d), the Company is a defendant in significant litigation and is the subject of an investigation by the Enforcement Division of the Securities and Exchange Commission.

   The Company's ability to continue as a going concern depends on (a) the consummation of the merger agreement with Transworld and the continuing financial and operating support of Transworld or, should the merger not occur, alternative means of financial and operating support; (b) continuing satisfactory relations with its suppliers; and (c) the satisfactory resolution of the litigation discussed in Note 8(d). Accordingly, there continues to be substantial doubt about the Company's ability to continue as a going concern.

   If the forbearance agreement is not extended, the merger is not consummated or the other matters discussed above are not adequately resolved, the Company may seek protection under federal bankruptcy laws. Should the Company seek bankruptcy, it is likely the carrying value of assets will be adversely affected. See Note 12(b).

   The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   USE OF ESTIMATES AND CONCENTRATION

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

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Approximately 40% of the Company's revenues are currently attributable to the sale of three products which are manufactured solely by one pharmaceutical manufacturer. If the Company were unable to purchase these three products, its results of operations would be materially and adversely affected. In addition, the Company has credit limitations with this and other suppliers. If this credit were further reduced or eliminated the operations of the Company could be adversely impacted.



   CREDIT RISK

   Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit, quality financial institutions and limits the amount of credit exposure to any one financial institution. At times, such cash investments exceed the Federal Deposit Insurance Corporation insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of patients whom the Company services. No single customer accounted for a significant amount of the Company's revenues in the years ended April 30, 1997, 1996 and 1995. Approximately 57%, 44% and 40% of the Company's revenues are reimbursed under arrangements with federal and state medical assistance programs for the years ended April 30, 1997, 1996 and 1995, respectively. Such arrangements are subject to audit by the applicable authorities, which may require subsequent adjustment (Note 8(d)(2)). At April 30, 1997 and 1996, approximately 54% and 43%, respectively, of the Company's accounts receivable are from federal and state medical assistance programs. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

   INVENTORIES

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. Inventories are principally comprised of prescription and over-the-counter drugs.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   REVENUE RECOGNITION

   Revenues are recognized on the date services and related products are provided to patients and are recorded at amounts estimated to be received from patients or under reimbursement arrangements with third-party payors.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   IMPROVEMENTS AND EQUIPMENT

   Improvements and equipment are stated at cost. Depreciation of equipment and amortization of leasehold improvements are computed over the estimated useful lives of the assets and the lease terms, respectively, ranging from 3 to 7 years for equipment and 5 years to the life of the lease for improvements. Accelerated methods (double declining balance methods) are used for both book and tax purposes for all classes except for leasehold improvements, which are amortized using the straight-line method.

   GOODWILL AND OTHER LONG-LIVED ASSETS

   Goodwill represents the excess of the purchase price over the fair value of net assets acquired through business combinations, accounted for as purchases (Note 2), and is amortized on a straight-line basis over the estimated period to be benefitted - 30 years.

   The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The amount of impairment is computed based on the excess of the asset's carrying value over its fair value. Long-lived assets acquired in business combinations accounted for using the purchase method include the goodwill that arose in those transactions allocated on a pro rata basis using the relative fair values of the long-lived assets, identifiable intangibles acquired and liabilities assumed at the acquisition date. Generally, the Company uses its best current estimate of future undiscounted cash flows for evaluating the carrying value of its goodwill. See Note 6(d).

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
   INCOME TAXES

   Deferred taxes are recorded to reflect the temporary differences in the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The differences relate principally to the allowance for doubtful accounts, unusual charges, settlement costs, net operating loss carryforward and goodwill. A valuation allowance is established to the extent Company management believes future realization of deferred tax assets is unlikely.

   EARNINGS (LOSS) PER SHARE

   Earnings (loss) per share are computed on the basis of the weighted average number of common shares and common stock equivalents outstanding during the year. Fully diluted earnings per share result mainly from considering the shares issuable upon the conversion of the convertible subordinated debentures and adjusting the net income by adding back the after-tax effect of the interest expense thereon.

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), in February 1997, effective for fiscal years ending after December 15, 1997. This statement provides for a different method of calculating earnings per share, which includes (a) basic earnings per share with no dilution, computed as income or loss per common share divided by the weighted average number of common shares outstanding for the period and (b) diluted earnings per share which reflects the potential dilution of securities that could share in the earnings of an entity. Management does not anticipate a significant effect, if any, on the earnings (loss) per share as a result of implementing SFAS
   No. 128.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of certain financial instruments, including cash, accounts receivable and nonaffiliated accounts payable, approximate fair value as of April 30, 1997 because of the relatively short-term maturity of these instruments. In light of the related party relationship with certain creditors and the Company's current financial condition, which has deteriorated since 1996, it is not practical to estimate the fair value of the debt and other obligations. In November and December 1996, Transworld and Hyperion assumed certain of the Company's debt and payables (Notes 5 and 11) at discounts of approximately $14.1 million or approximately 30% of the carrying value of the related obligations.

   STOCK-BASED COMPENSATION

   The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), became effective in 1996. SFAS No. 123 encourages companies to recognize expense for stock options and other stock-based employee compensation plans based on their fair value at the date of grant. As permitted by SFAS No. 123, the Company has and will retain its prior accounting policy under APB Opinion Number 25, "Accounting for Stock Issued to Employees", in 1997 and future years. The Company has concluded that certain disclosures required by SFAS No. 123, including the pro forma effect on net loss and net loss per share as if the fair-value based method was applied, would not be meaningful because (a) of the deteriorating financial condition of the Company; (b) currently outstanding options, all at exercise prices substantially greater than current market prices, will be cancelled upon consummation of the merger agreement with Transworld, if it occurs; and
   (c) the pro forma effect would not be material.

   RECLASSIFICATIONS

   Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
2. ACQUISITIONS

   (a) On March 31, 1995, HMI Illinois, Inc., a wholly-owned subsidiary of the Company, acquired certain assets subject to certain liabilities of Caremark Inc.'s Clozaril Patient Management Business ("CPMB"). The aggregate purchase price was approximately $23,260,000, consisting of $20,060,000 in cash provided by bank financing, a $200,000 escrow deposit and a $3,000,000 five-year subordinated note with an annual interest rate of 8% payable semi-annually.

   The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair values of each asset and liability. The purchased assets consist primarily of inventory and equipment. The excess of purchase price over fair value of the assets acquired was approximately $22,860,000.
   See Note 6(d).

   The unaudited pro forma condensed combined statement of income for the year ended April 30, 1995, giving effect to the acquisition of CPMB by the Company as if it had occurred as of the beginning of the year, is as follows:

                             Year ended April 30,                       1995
                             --------------------------------------------------
                                                                 (in thousands)
                             Revenues                                 $ 133,178
                             ==================================================
                             Income                                   $   6,237
                             ==================================================
                             Net income                               $   3,505
                             ==================================================

                             Earnings per share
                               Primary                                $    0.37
                               Fully diluted                          $    0.37
                             ==================================================

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
   Pro forma adjustments included in the pro forma condensed combined statement of income consisted of amortization of goodwill of $666,000, interest expenses of $2,340,000, allowance for doubtful accounts of $634,000 and increase in cost of sales of $500,000.

   (b) On February 6, 1995, the Company acquired substantially all of the assets, subject to certain liabilities, of two specialty pharmacies located in Maryland. Immediately following this acquisition, the Company contributed all of the acquired assets, subject to assumed liabilities, to HMI Maryland, Inc., a newly formed subsidiary wholly owned by the Company ("HMI-Maryland"). The aggregate purchase price for the two specialty pharmacies approximated $3,172,000 and consisted of $1,812,500 in cash and cash equivalents and 108,757 newly issued shares of common stock of the Company discounted at 25% and valued at $1,359,375.

   The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired based on the estimated fair value of each asset. The excess of purchase price over fair value of the assets was approximately $2,454,000. See Note 6(d).

   Certain assets related to the retail pharmacies acquired in this acquisition were sold during the fiscal year ended April 30, 1997 for approximately $1 million. (See Notes 2(c) and 6).

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  (c) Goodwill at April 30, 1997 and 1996 is summarized as follows:

      April 30,                            1997                    1996
      ----------------------------------------------------------------------
      Goodwill resulting from the
        acquisitions of
        CPMB                            $      -             $    22,860,251
        Maryland pharmacies                    -                   2,453,959
        Murray Pharmacy, Inc. and
          Murray Pharmacy Too, Inc.
          acquired in 1994                     -                  10,099,860
        Other                                  -                     250,000
      ----------------------------------------------------------------------
                                               -                  35,664,070
      Less accumulated amortization            -                   1,655,574
      ----------------------------------------------------------------------
                                        $      -             $    34,008,496
      ======================================================================

   As a result of the closing or sale of three retail pharmacies in fiscal 1997, $2,352,000 of goodwill was written off in 1997 (Note 6) and $500,000 of proceeds from one of the sales was used to reduce the related goodwill.

   See Note 6(d) with respect to events occurring after April 30, 1997 resulting in the write-off of goodwill in fiscal 1997.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -------------------------------------------------------------------

   3. IMPROVEMENTS AND EQUIPMENT

   Improvements and equipment consist of the following:

   April 30,                                  1997                1996
   -------------------------------------------------------------------
   Furniture and equipment            $  2,708,597        $  2,485,068
   Computer equipment and software       3,082,978           2,689,619
   Leasehold improvements                  417,280             365,743
   -------------------------------------------------------------------
                                         6,208,855           5,540,430
   Less accumulated depreciation and
     amortization                        3,882,175           1,714,456
   -------------------------------------------------------------------
                                      $  2,326,680        $  3,825,974
   ===================================================================

   During the year ended April 30, 1997, the Company provided additional depreciation of $950,000 to write down assets, to their estimated realizable value, related to certain facilities expected to be closed or sold in fiscal 1998 (Note 6(d)). Depreciation for the years ended April 30, 1997, 1996 and 1995 was $1,431,813, $951,063 and $375,368, respectively.

   4. ACCRUED EXPENSES

   Accrued expenses consist of the following:

   April 30,                                  1997                1996
   -------------------------------------------------------------------
   Compensation, benefits and related
     expenses                         $  2,021,130        $    741,583
   Interest                                840,000             352,626
   Professional fees                     1,054,033                   -
   Other                                   127,888             431,910
   -------------------------------------------------------------------
                                      $  4,043,051        $  1,526,119
   ===================================================================

                                     F-18

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   At April 30, 1996, accrued legal and professional fees generally related to litigation and restatements of fiscal 1995 financial statements and were included in accrued unusual charges and settlement costs (Note 6).

   5. DEBT AND OTHER OBLIGATIONS
Debt and other obligations consist of the following:

   April 30,                                      1997             1996
   --------------------------------------------------------------------
   Term loan and revolving credit (a)    $  26,317,766    $  28,350,000
   Forbearance fee due Transworld (a)          650,000                -
   Advance from Transworld for
     litigation settlement (b)               3,200,000                -
   Subordinated note payable (c)             3,000,000        3,000,000
   Amounts due New York State
     Department of Social Services
     related to certain overpayments,
     due in installments through
     November 1998, plus interest at
     10.25% (Note 8(d)(2)).                    750,000                -
   Capitalized leases and notes payable
     requiring monthly payments of
     $38,400, including assumed interest
     ranging from 3.2% to 24%,
     collateralized by equipment with
     a book value of $1,142,945
     (Note 8(a)).                            1,076,285        1,402,105
   --------------------------------------------------------------------
                                            34,994,051       32,752,105
   Less current maturities                  34,058,140       28,746,028
   --------------------------------------------------------------------
                                         $     935,911    $   4,006,077
   ====================================================================

   (a) On April 4, 1995, the Company borrowed $21,000,000 on a term loan to fund the cash portion of the acquisition of CPMB (Note 2(a)). In November 1996, Transworld acquired the

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ---------------------------------------------------------------------------

   outstanding balance under this term loan and the revolving credit agreement, which aggregated $28.35 million. The terms of the indebtedness remained
   unchanged as a result of this transaction.   Transworld is charging interest
   at the prime rate (8.5% at April 30, 1997) plus 1-1/2%.

   The term loan and the revolving credit facility are collateralized by an assignment of a security interest in all assets of the Company and its subsidiaries.

   The credit agreement contains restrictions and financial covenants, as well as principal payment provisions, of which the Company is in default. Accordingly, all borrowings due Transworld and Hyperion are due on demand and classified as current in the accompanying 1997 consolidated financial statements.

   In addition, Transworld assumed, in November 1996, the forbearance agreement which the Company had with its senior lender. Under this agreement, Transworld agreed, subject to certain conditions, to forbear from exercising any of its contractual or equitable rights or remedies in respect of any of the existing events of default. The forbearance agreement also provided a revolving credit facility up to $5 million. However, the amounts borrowed under this credit facility were paid in January 1997 and the credit facility was not available through April 30, 1997. Subsequent to April 30, 1997, the Company borrowed $1.4 million through July 30, 1997 under the credit facility. Transworld has periodically extended the forbearance agreement in short-term intervals, the last of which expired July 15, 1997.

   The Company may owe Transworld $650,000 as a fee under the initial forbearance agreement, which is accrued as of April 30, 1997 and included in interest expense in the fourth quarter of fiscal 1997.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   --------------------------------------------------------------------------

   (b) In April 1997, Transworld advanced the Company $3.2 million which the Company placed in escrow for the settlement of the class action litigation (Note 8(d)(1)). This advance is due on demand and carries interest at the prime rate plus 1-1/2%.

   (c) In connection with the CPMB acquisition (Note 2(a)), the Company is obligated on a $3,000,000 unsecured subordinated note, bearing interest at an annual rate of 8% and maturing March 31, 2000. This obligation was acquired by Hyperion in November 1996.

   As a result of the restatement of the Company's April 30, 1995 financial statements and the provision of unusual charges (Note 6), the Company did not meet certain of the financial ratios as required by the note. As a result, the note became convertible into the Company's common stock upon notice received from the holder of the note. The conversion price is based upon the average closing price of the Company's common stock for the ten trading days immediately preceding the conversion date and the ten trading days immediately subsequent to the conversion date. Based on the Company's calculations, the note is convertible into approximately 264,532 shares of common stock at approximately $11.87 per share. The Company has not received notice from Hyperion for conversion.

   The maximum amount of short-term borrowings outstanding during the years ended April 30, 1996 and 1995 was $10,350,000 and $2,300,000, respectively.
   The average amounts outstanding for the years ended April 30, 1996 and 1995 were $7,696,000 and $592,000, respectively. The average borrowing rates were 8.37% and 8.875% for the years ended April 30, 1996 and 1995, respectively. During fiscal 1997, as a result of the Company being in default under its principal loan agreements, the majority of its debt has been classified as short-term.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   --------------------------------------------------------------------------

   Long-term debt matures as follows:

                    Year ending April 30,
                    -------------------------------------
                    1998                     $ 34,058,140
                    1999                          589,219
                    2000                          269,024
                    2001                           77,668
                    -------------------------------------
                                             $ 34,994,051
                    =====================================

   Interest expense in 1997 includes $2,869,000 for obligations due to affiliates, including the forbearance fee discussed in (a) above and interest accrued on certain accounts payable due Hyperion.

6. UNUSUAL CHARGES, SETTLEMENT COSTS AND OTHER CHARGES

   The unusual charges, settlement costs and other charges included in the accompanying consolidated statements of operations are as follows:

   Year ended April 30,                    1997             1996         1995
   ----------------------------------------------------------------------------
   Included in cost of sales
     Write-off of medical device
       inventory (a)                $         -     $  2,840,000   $        -
   ============================================================================
   Included in the provision for
     doubtful accounts
     Additional provisions reflect-
       ing changes in estimation
       of the allowance
       for doubtful accounts (b)    $10,000,000     $  8,400,000   $        -
   ============================================================================

                                     F-22

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   Year ended April 30,                     1997         1996             1995
   ----------------------------------------------------------------------------
   Unusual charges
     Write-off of goodwill and
       certain facilities for
       impairment in value (d)      $ 30,944,067   $        -       $        -
     Costs and other expenses
       related to the closing
       or sale of three retail
       pharmacies, including a
       goodwill write-off of
       approximately $2.4 million
       (Note 2(c))                     2,812,720            -                -
     Costs associated with
       overpayments from New
       York State Medicaid
       (Note 8 (d)(2))                 1,400,000            -                -
     Costs associated with organi-
       zational consolidation and
       other cost reduction
       programs (c)                            -    3,600,000                -
     Professional fees related to
       litigation and restatements
       of fiscal 1995 financial
       statements                              -    2,000,000                -
   ----------------------------------------------------------------------------
                                    $ 35,156,787  $ 5,600,000       $        -
   ============================================================================
   Settlement costs
     Estimated for the settlement
       of stockholder class
       action (Note 8(d)(1))        $  4,550,000  $         -       $        -
     Other (Note 8(d)(4))                275,000            -                -
   ----------------------------------------------------------------------------
                                    $  4,825,000  $         -       $        -
   ============================================================================

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   (a) Through January 31, 1996, the Company purchased approximately $3.5 million of medical device inventory under a purchase agreeement which provided for a total purchase commitment of approximately $5.4 million in return for an exclusive right to distribute in the home care market. A substantial portion of the $3.5 million was purchased during the nine months ended January 31, 1996.

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

   (b) The Company had evaluations of its allowance for doubtful accounts completed in the third quarters of fiscal 1997 and 1996, using a statistical sampling approach of its receivables. Based on the result of this sampling, the Company concluded that its allowance for doubtful accounts was understated by $10 million in 1997 and $8.4 million in 1996. Accordingly, the Company provided additional allowances during the quarters ended January 31, 1997 and 1996 when it revised its estimates of the required allowance for doubtful accounts.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ----------------------------------------------------------------------------

   (c) The organizational consolidation costs of $3,600,000 include termination benefits accrued totaling $1,271,000 related to the Company's January 1996 plan of termination of approximately 30 employees as part of the consolidation of the Company's accounting and executive offices in Buffalo Grove, Illinois.

   The remaining organizational consolidation costs and other cost reduction programs, totaling $2,329,000, can be summarized as follows:

   Estimated lease termination costs            $   766,000
   Write-off of PMA goodwill                        553,000
   Write-off of PMA and New York fixed assets       397,000
   Write-off of deferred financing costs            613,000
   --------------------------------------------------------
                                                $ 2,329,000
   ========================================================

   Estimated lease termination costs represent the lease expense for the remaining lease term of the New York headquarters, which was closed in fiscal 1997. The write-off of PMA goodwill represents the carrying value of goodwill of HMI-PMA, which was closed in fiscal 1996. HMI-PMA acquired certain assets of Pharmaceutical Marketing Alliance in June 1994. The write-off of PMA and New York fixed assets represents the net book value of leasehold improvements of PMA and the New York headquarters. Write-off of deferred financing costs represents deferred financing costs resulting from the Company's April 1995 term loan and credit agreement under which the Company was in default.

   The majority of the costs accrued at April 30, 1996 were paid in fiscal 1997.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   (d) As a result of a July 1997 advisory committee recommendation to the Food and Drug Administration ("FDA"), it is probable that the frequency of blood monitoring of Clozaril patients will be decreased from its current weekly monitoring to bi-weekly after six months of therapy and monitoring after one year may become voluntary. While this preliminary recommendation is subject to approval by the FDA, the Company believes it is probable that the future profitability and cash flows of the CPMB business have been impaired sufficiently to result in a write-off of the related goodwill. Further, given the significance of the CPMB business to the total cash flows of the Company and the deteriorating financial condition of the Company, it is likely the Company will need to restructure its future operations with or without the potential merger with Transworld. The Company's estimate of future cash flows was based on their best estimate for the next five years. While definitive restructuring plans have not been finalized, the Company has concluded to write off, in the fourth quarter of fiscal 1997, the remainder of its goodwill and approximately $950,000 of assets related to facilities expected to be closed or sold (Note 3).

   7. INCOME TAXES

   The income tax expense (benefit) comprises the following:

   Year ended April 30,           1997             1996            1995
   --------------------------------------------------------------------
   Current
     Federal               $(1,807,000)   $  (4,398,902)   $  2,793,223
     State and local           276,390          667,756       1,063,468
   --------------------------------------------------------------------
                            (1,530,610)      (3,731,146)      3,856,691
   --------------------------------------------------------------------
   Deferred
     Federal                 1,807,000          989,000      (1,851,000)
     State and local                 -          337,300        (665,300)
   --------------------------------------------------------------------
                             1,807,000        1,326,300      (2,516,300)
   --------------------------------------------------------------------
   Total income tax expense
     (benefit)             $   276,390    $  (2,404,846)   $  1,340,391
   ====================================================================

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   The following reconciles the federal statutory tax rate with the actual effective rate:

   Year ended April 30,                       1997         1996        1995
   --------------------------------------------------------------------------
   Statutory rate                            (34)%         (34)%        34%
   Increase in tax rate resulting from
     State and local taxes, net of federal
       benefit                                 -             5           7
     Change in deferred tax assets
       valuation allowance                    34            11           -
   --------------------------------------------------------------------------
   Effective rate                              -%          (18)%        41%
   ==========================================================================

   Deferred tax assets (liabilities) consist of the following:
--------------------------------------------------------------------------------

   April 30,                                       1997               1996
   --------------------------------------------------------------------------
   Deferred tax assets resulting from
     Allowance for doubtful accounts      $    5,005,000         $  4,532,000
     Net operating loss carryforward           4,700,000                    -
     Unusual charges and settlement
       costs, except goodwill                    788,000              535,000
     Alternative minimum tax credit
       carryforward                              482,000                    -
     Other                                       714,000                    -
     Deferred tax asset (liability) -
       difference in carrying value
       of goodwill for book and tax           10,027,000             (734,000)
   --------------------------------------------------------------------------
     Total                                    21,716,000            4,333,000
     Valuation allowance                     (21,716,000)          (2,526,000)
   --------------------------------------------------------------------------
     Deferred tax asset                   $            -         $  1,807,000
   ==========================================================================

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

   A valuation allowance for the deferred tax assets was provided because of the uncertainty as to future realization of the net deferred tax assets (exclusive of the remaining carryback benefit in 1996), as a result of the substantial doubt about the Company's ability to continue as a going concern (Note 1).

   As of April 30, 1997, the Company recorded a $2.9 million tax refund receivable, for the estimated refund claim due to the 1997 net operating loss carryback. The April 30, 1996 tax refund receivable of $8.0 million consisted of $5.5 million refund claims for 1996 and 1995 and $2.5 million for estimated taxes paid in 1996.

   The Company has a net operating loss carryforward of approximately $13.9 million, which expires in 2012. The utilization of this net operating loss carryforward is subject to certain limitations.




   8. COMMITMENTS AND CONTINGENCIES

   (a) Leases

   The Company leases its offices, warehouse and retail pharmacies under operating leases expiring at various times through August 2002. The Company also leases data processing equipment under agreements which expire at various times through 2000. These leases have been classified as capital leases (Notes 3 and 5).

                    HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   As of April 30, 1997, future net minimum lease payments under capital leases and noncancellable operating lease agreements are as follows:

                                                 Capital      Operating
   --------------------------------------------------------------------
   1998                                     $    460,730    $ 1,001,016
   1999                                          380,492        713,218
   2000                                          287,327        695,032
   2001                                           76,456        140,030
   --------------------------------------------------------------------
   Total minimum lease payments                1,205,005      2,549,296

   Less amounts representing
     interest                                    128,720              -
   --------------------------------------------------------------------
   Net minimum lease payments               $  1,076,285    $ 2,549,296
   ====================================================================

   Rent expense for the years ended April 30, 1997, 1996 and 1995 amounted to $1,300,382, $1,544,788 and $364,448, respectively, which included rent expense for buildings owned by two shareholders amounting to $97,500, $106,400 and $106,410 for the years ended April 30, 1997, 1996 and 1995, respectively.

   (b) Retirement Plan

   Effective August 1, 1990, the Company established a 401(k) plan for eligible salaried employees. The contribution for any participant may not exceed statutory limits. After one year of employment, the Company will match 40% of each employee participant's contributions up to the first 5% of compensation. The total matching contributions charged against operations amounted to $185,245, $178,844 and $71,281 for the years ended April 30, 1997, 1996 and 1995, respectively.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ---------------------------------------------------------------------------

   (c) Employment Agreements

   The Company has in effect employment agreements with two key officers, with compensation to be paid through 1998. Total salaries under these agreements amount to approximately $525,000 annually, excluding certain bonuses relating to the consummation of the merger with Transworld.

   (d) Litigation and Other Matters

   (1) The Company, certain of its former directors and officers and its outside auditors, BDO Seidman, LLP, have been named as defendants in a consolidated class action securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled
   In re Health Management, Inc. Securities Litigation, Master File No. 96
   Civ. 0889 (ADS). This consolidated action alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated action represented a class of persons who purchased the Company's common stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the Company's stock that allegedly resulted from the Company's February 1996 announcements. The Company entered into a Stipulation of Partial Settlement with plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2 million in cash, the issuance of 2.2 million shares of the Company's common stock and warrants to purchase 2.2 million shares of the Company's common stock. As a condition to Transworld's obligation to close the Stock Purchase Agreement, preliminary court approval was obtained with respect to a modified

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------
   settlement providing for a $7.2 million cash payment in lieu of the consideration provided in the Original Settlement, to be paid after the merger is consummated. This settlement was further amended on April 23, 1997, to provide for the settlement of such consolidated action for a reduced settlement amount of $4.55 million, of which $1.35 million is conditioned on the merger with Transworld being consummated. Court approval was received on June 9, 1997. The $4.55 million is included in settlement costs in the accompanying consolidated statement of operations for the year ended April 30, 1997 (Note 6). The recorded settlement amount was reduced to $4.55 million in the fourth quarter of fiscal 1997 from the $7.2 million recorded in the second quarter of fiscal 1997. The Company placed $3.2 million in escrow on April 29, 1997, with respect to this settlement, which was released from escrow when the court's approval became final. This $3.2 million was borrowed by the Company from Transworld (Note 5(b)), with the remaining $1.35 million included in accrued unusual charges and settlement costs at April 30, 1997. The Company is in the process of negotiating with its directors and officers liability insurance carrier with respect to coverages for damages in connection with the stockholder class action lawsuit. Certain payments, if any, received from such carrier may reduce the Company's liability with respect to such settlement. No amounts have been recorded with respect to any such potential recoveries.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   Certain of the Company's current and former officers and directors, including Messrs. Bergman, Hotte, Clifton and Dimitriadis and Ms. Belloise, have been named as defendants, and the Company has been named as a nominal defendant, in a consolidated derivative action filed on March 15, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Stockholders' Derivative Litigation, Master File No. 96 Civ. 1208 (TCP). The consolidated action alleges claims for breach of fiduciary duty and contribution against the individual director defendants arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities filings. The consolidated action seeks unspecified monetary damages on behalf of the Company, as well as declaratory and injunctive relief. An amended consolidated complaint was served on the Company on August 12, 1996. The Company filed a motion to dismiss the amended consolidated complaint on June 2, 1997. The Company's motion argued, among other things, that plaintiffs failed to serve a presuit demand upon the Company's Board of Directors and that plaintiffs will lose standing upon the consummation of the merger with Transworld. A hearing on the Company's motion is currently scheduled to take place on October 17, 1997. In December 1996, the Company and the plaintiffs' counsel tentatively agreed on a cash settlement of $175,000; however, the parties subsequently were unable to agree on the other terms of the settlement and currently there is no settlement offer pending.

   BDO Seidman, LLP has been named as a defendant, and the Company has been named as a nominal defendant, in a derivative lawsuit filed on June 12, 1996 in the Supreme Court for the State of New York, County of New York entitled Howard Vogel, et al. v. BDO Seidman, LLP, et al., Index No. 96-603064. The complaint alleges claims for breach of contract, professional malpractice, negligent misrepresentation, contribution and indemnification against BDO Seidman, LLP arising out of alleged misrepresentations and omissions contained in certain of the Company's previous securities

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   filings. BDO Seidman, LLP was the Company's auditor at the time those filings were made and has continued to serve as such. The complaint seeks unspecified monetary damages on behalf of the Company, as well as declaratory and injunctive relief. Pursuant to stipulation, the Company's time to answer or otherwise move against the complaint in this action has been adjourned indefinitely. The Company is unable to make an estimate of the anticipated loss, if any, arising from this suit.

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

   (2) As a result of a New York State Medicaid audit, the Company settled with the New York State Department of Social Services regarding certain overpayments to the Company. The Company's liability was approximately $1.4 million, of which approximately $0.5 million was held in escrow by the State. The remaining amounts will be paid in installments through November 1998, plus interest (Note 5). The $1.4 million is included in unusual charges for the year ended April 30, 1997 in the accompanying consolidated statements of operations (Notes 5 and 6).

   (3) On April 3, 1995, American Preferred Prescription, Inc. ("APP") filed a complaint against the Company, Preferred Rx, Inc., Community Prescription Services and Sean Strub in the New York Supreme Court for tortious interference with existing and prospective contractual relationships, for lost customers and business opportunities resulting from allegedly slanderous statements and for allegedly false advertising and promotions. Four separate causes of action were alleged, each for up to $10 million in damages. By motion dated March 12,

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   1996, APP moved, in the Supreme Court of the State of New York, to amend its complaint to add, among other things, a cause of action against the Company alleging that a proposed plan of reorganization presented by the Company to the Bankruptcy Court in APP's bankruptcy case was based on financial statements of the Company that were allegedly fraudulent. On September 17, 1996, the Court granted APP's motion to amend its complaint to add a fifth cause of action. The Company noticed an appeal of this order in November 1996 and has filed its initial brief on the matter.
   Management believes APP's suit against it to be without merit, intends to defend the proceeding vigorously and believes the outcome will not have a material adverse effect on the Company's consolidated results of operations or financial position.

   On or about August 4, 1995, APP commenced an action in the Supreme Court of the State of New York, County of Nassau, against a former APP employee who is currently employed by the Company, and Charles Hutson, Susan Hutson and Hutson Consulting Services (collectively, the "Hutsons"). The Company is not named as a defendant in this lawsuit. The complaint in this action alleges, among other things, that the employee provided to the Hutsons, who formed and subsequently discontinued a joint marketing venture with APP, confidential information which was disclosed to competitors of APP, including the Company. The action was removed to the United States Bankruptcy Court of the Eastern District of New York, and subsequently remanded to the Supreme Court of the State of New York, Nassau County. The Hutsons noticed their appeal of this order and have moved to dismiss the action against them, asserting that they are not subject to the jurisdiction of the New York State court. The Company is presently paying certain expenses of its employee in connection with this litigation.

   (4) The Company and Transworld had been named as defendants in a lawsuit filed on March 11, 1997 in the Chancery Court of the State of Delaware for New Castle County entitled Drew

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   Bergman v. Health Management, Inc. and Transworld Home HealthCare, Inc., CA No. 15609NC. The plaintiff in that case sought reimbursement and advancement of legal fees and expenses and, on April 29, 1997, that suit was settled for $275,000 (Note 6).

   (5) The Company and Messrs. Nicol, Jurewicz and Mieszala have been named as defendants in an alleged class action lawsuit filed on April 3, 1997 in the United States District Court for the Eastern District of New York entitled Nicholas Volonnino et al. v. Health Management, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646. This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by the Company in connection with certain of its previous securities filings and press releases. The action purports to represent a class of persons who purchased shares between September 15, 1996 and March 17, 1997, the date the Company announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with Transworld. The action seeks unspecified compensatory damages. The Company has not responded to the complaint and the plaintiff has indicated that it will file an amended complaint by September 2, 1997. The Company intends to vigorously defend itself in such action.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   (6) Under the Company's Certificate of Incorporation and Bylaws, certain officers and directors may be entitled to indemnification, or advancement of expenses for legal fees in connection with the above suits. The
   Company may be required to make payments in respect thereof in the future.
   As of April 30, 1997, no amounts have been accrued related to these expenses.

   (7) On May 22, 1997, a Writ of Summons was sent to the Company in respect of action brought in the Superior Court at Nashua, New Hampshire, entitled Linley v. Health Management, Inc. Mr. Linley alleges, among other things, breach of contract, estoppel, negligent misrepresentation, fraud and breach of fiduciary duties and obligation of good faith and fair dealing in connection with an alleged joint venture between plaintiff and the Company. Management believes this action to be without merit and not material to the Company's consolidated results of operations or financial condition.

   As of April 30, 1997, the Company has recorded the estimated minimum losses expected to result from the litigation discussed above. The final resolution of these matters could have a material adverse effect in the near term on the Company's consolidated financial position and results of operations.

   If the merger with Transworld is not consummated, the outcomes of certain of the foregoing lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES
   -----------------------------------------------------------------------------

   9. CAPITAL TRANSACTIONS

   (a) 1997 Common Stock Issuances

   During the fiscal year ended April 30, 1997, the Company (a) issued 1,942 common shares (valued at $7,000), primarily for the purchase of a marketing product and (b) sold 8,964,292 newly issued unregistered common shares (49% of the Company's outstanding common stock) to Transworld, effective January 13, 1997, at $1 per share, less related expenses of $883,291.



   (b) Options and Warrants

   Stock options and warrants activities are shown below:

                                      Omnibus  Incentive
                                    Incentive      Stock
                                        Stock     Option              Directors'         Other
                                       Option   Plan (2)   Warrants  Options (3)     Plans (5)
                                     Plan (1)
   -------------------------------------------------------------------------------------------
   Shares covered                   1,000,000     50,000    130,662       54,000     3,750,000
   ===========================================================================================
   Outstanding at May 1, 1994         420,000     11,055     90,332       19,000             -
     Granted                          132,500          -          -        4,000             -
     Exercised                         (2,000)      (833)   (78,996)           -             -
     Cancelled                              -          -          -            -             -
   -------------------------------------------------------------------------------------------
   Outstanding at April 30,
     1995                             550,500     10,222     11,336       23,000             -
     Granted                          709,000          -          -        3,000             -
     Exercised                        (11,000)    (1,223)         -            -             -
     Cancelled                       (309,500)         -          -            -             -
   -------------------------------------------------------------------------------------------
   Outstanding at April 30,
     1996                             939,000      8,999     11,336       26,000             -
     Granted                          487,500          -          -       32,500             -
     Exercised                              -          -          -            -             -
     Cancelled                       (725,167)    (8,999)         -            -             -
   -------------------------------------------------------------------------------------------
   Outstanding at April 30,
     1997                             701,333          -     11,336       58,500             -
   ===========================================================================================


                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                    Omnibus
                                  Incentive  Incentive
                                      Stock      Stock
                                     Option     Option              Directors'         Other
                                   Plan (1)   Plan (2)   Warrants  Options (3)     Plans (5)
   -------------------------------------------------------------------------------------------

   At April 30, 1997
     Price range                 $  4.16-        $  .90    $  5.40     $  1.62-         -
                                 $  16.25        $ 4.50                $  18.84

     Shares exercisable           503,834             -     11,336       45,500         -
     Available for grant                -             -          -            -         -
     Weighted average
       exercise price            $   2.94             -    $  5.40     $   7.65         -

   (1) On May 26, 1993 the Compensation Committee authorized, and on October 14, 1993 the stockholders approved, the establishment of an omnibus incentive stock option plan to provide incentives for key employees and members of the Board of Directors. The maximum number of shares issuable under the plan is 10% of the outstanding shares up to 1,000,000 shares. The exercise period for an option shall not exceed ten years from the date of grant, except in the case of a more than 10% stockholder such period shall not exceed five years. The option price per share shall be not less than the average market value or, in the case of a 10% stockholder with respect to incentive stock options, 110% of fair value on the date of grant.

   The Company granted a total of 487,500 options at an exercise price of $4.16 on September 9, 1996.

   (2) On February 16, 1990, the Company approved the adoption of an incentive stock option plan covering 50,000 common shares. The options are exercisable over a ten-year period. The remaining options were cancelled during the year ended April 30, 1997.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   (3) During the years ended April 30, 1997, 1996 and 1995, the Company granted a total of 32,500, 3,000 and 4,000 options, respectively, to its outside directors at an exercise price of $1.62, $18.84 and $16.77, respectively, the market price on the date of the grant.

   (4) Pursuant to a special meeting of the executive committee of the board of directors on April 3, 1996, members of the special committee of the board of directors were granted a total of 25,000 options.

   The per-share exercise price for the stock options is a price equal to the average closing price of the shares for the five trading days preceding September 30, 1996 or $4.16. The vesting schedule for each of the stock options is one-half upon the appointment of the permanent Chief Executive Officer (May 1, 1996) and one-half on May 1, 1997.

   (5) On November 6, 1996, the Company's stockholders approved the 1996 Employee Stock Option Plan, the 1997 Employee Stock Purchase Plan and the 1996 Nonemployee Director Stock Option Plan.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   (a) The Company has reserved 2,000,000 shares of common stock under the 1997 Employee Stock Purchase Plan. The plan is available to all eligible employees, with the first offering period from January 1, 1997 to June 30, 1997. The purchase price for shares shall be the lesser of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of the offering period. Share purchases are limited to $25,000 per calendar year or 5% of voting power. No shares or options were granted or issued for the year ended April 30, 1997.

   (b) The Company has reserved 1,500,000 shares of common stock for issuance under the 1996 Employee Stock Option Plan for key employees and members of the board of directors. The exercise period for an option shall not exceed 10 years from the date of grant. The option price per share shall not be less than 100% of the fair market value on the date of grant. No shares or options were granted or issued for the year ended April 30, 1997.

   (c) The Company has reserved 250,000 shares of common stock for issuance under the 1996 Nonemployee Director Stock Option Plan for new nonemployee directors elected after the 1996 annual meeting. The exercise period for an option shall not exceed 10 years from the date of grant and the options shall become exercisable in four equal annual installments. The option price per share shall be 100% of the fair market value on the date of grant. No shares or options were granted or issued for the year ended April 30, 1997.


   As a condition of completing the merger agreement with Transworld (Note 11), the Company's stock option plans will be terminated.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   10. SUPPLEMENTAL CASH FLOW INFORMATION

   (a) Supplemental disclosures of cash flow information:

   Year ended April 30,                        1997             1996            1995
   ---------------------------------------------------------------------------------
   Cash paid for interest expense       $ 3,599,000      $ 2,382,000     $   174,000
   Cash (refunded) paid for income
     taxes                               (6,286,000)       1,949,000       7,745,000

    (b) Supplemental disclosures of noncash investing and financing activities:

        (1) The Company financed $1,361,000 and $177,000 of new equipment during the years ended April 30, 1996 and 1995, respectively.

        (2) During the year ended April 30, 1995, $3,000,000 of the purchase price of CPMB was a five-year subordinated note (Note 2(a)).

        (3) During the year ended April 30, 1995, the Company issued 128,757 shares of nonregistered common stock in connection with acquisitions.

        (4) During the year ended April 30, 1997, 1,942 shares of common stock were issued, primarily for the purchase of a marketing product (Note 9(a)).

   11.  OTHER MATTERS

   The Company entered into Stock Purchase and Merger Agreements with Transworld in November 1996 for Transworld to eventually acquire all the outstanding common stock of the Company. Transworld or its majority stockholder, Hyperion, have assumed the Company's senior debt (approximately $28.35 million), debt previously owed to Caremark, Inc. ($3 million) and certain supplier accounts payable (approximately $15.3 million), as well as acquiring 49% of the Company's common stock (Note 9(a)), with an option to acquire additional shares at $1 per share, which option, if exercised,

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   -----------------------------------------------------------------------------

   would result in Transworld owning 51% of the outstanding shares of common stock of the Company.

   On March 26, 1997, Transworld and the Company agreed to reduce the cash consideration to be paid to the Company's stockholders (other than Transworld) to $0.30 per share from $1.50 per share and an amendment to the merger agreement among Transworld, IMH Acquisition Corporation (a wholly owned subsidiary of Transworld) and the Company was executed. The merger agreement was approved by the Company's stockholders on July 11, 1997 and is pending, among other things, approval of Transworld's lenders and a closing. The merger agreement is subject to termination by either party for any reason after July 31, 1997. See Note 12(b).

   12.  SUBSEQUENT EVENTS

   (a) In June 1997, the Company announced the closing of three pharmaceutical locations. The estimated cost of these closings is approximately $261,000.

   (b) On August 1, 1997, Transworld indicated that it was unable to obtain the consent of its bank to conclude the merger with the Company. Neither Transworld or the Company has terminated the merger agreement; however, the merger agreement is subject to termination by either party for any reason. Transworld and the Company are discussing potential alternative transactions.

   If (a) the Company is unsuccessful in pursuing alternative transactions or extending the forbearance agreement with Transworld, which expired July 15, 1997, or (b) Transworld elects to exercise its rights under the credit agreement (Note 5(a)), which is in default, the Company may seek protection under the federal bankruptcy laws.

                   HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   On August 14, 1997 Transworld announced an agreement with Counsel Corporation ("Counsel"), a Canadian corporation, to potentially sell the Company's business and operations to Counsel. The letter agreement calls for the purchase of a substantial portion of the Company's assets by Counsel for cash of approximately $40 million. As a part of the agreement, Transworld would guarantee the collection of at least $20 million of the Company's accounts receivable. Counsel does not intend to assume any of the Company's liabilities other than obligations under real property leases, etc. related to facilities acquired. The purchase is subject to various conditions and the Company has agreed to refrain from pursuing potential alternative transactions until September 30, 1997 or such earlier date after September 3, 1997, as instructed by Transworld. The agreement is also subject to approval by Transworld's banks. Also, prior to any closing of the purchase, Transworld will either have acquired the remaining common stock of the Company not already owned or determine an alternative method to sell the Company's assets to Counsel.

                                                         HEALTH MANAGEMENT, INC.
                                                                AND SUBSIDIARIES
                                       -----------------------------------------

                                                            FORM 10-K ITEM 14(d)
                                       CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
                                                                  APRIL 30, 1997

                  HEALTH MANAGEMENT, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

            --------------------------------------------------------

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS   S-3

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
              RESERVES                                           S-4

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

Health Management, Inc. and Subsidiaries
Buffalo Grove, Illinois

The audits referred to in our report dated July 30, 1997, except for Note 12(b) which is as of August 14, 1997, relating to the consolidated financial statements of Health Management, Inc. and subsidiaries, which is contained in
Item 8 of this Form 10-K, included the audit of the accompanying schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP



Chicago, Illinois
July 30, 1997

                  HEALTH MANAGEMENT, INC. AND SUBSIDIARIES


                   SCHEDULE II - VALUATION AND QUALIFYING
                            ACCOUNTS AND RESERVES
--------------------------------------------------------------------------------

                                        Balance at         Additions
                                      Beginning of        Charged to                           Balance at
Classification                                Year        Operations         Deductions       End of Year
---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts
 Year ended April 30, 1997         $    10,070,000    $  23,901,000*    $  (17,951,000)    $   16,020,000
=========================================================================================================
 Year ended April 30, 1996         $     7,998,000    $   14,714,000    $  (12,642,000)    $   10,070,000
=========================================================================================================
 Year ended April 30, 1995         $     2,206,000    $    7,978,000    $   (2,186,000)    $    7,998,000
=========================================================================================================

* Includes $4,990,000 of contractual allowances, which are contra revenue accounts, and $18,911,000 provision for doubtful account.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH MANAGEMENT, INC.

August 27, 1997                           /s/ JAMES R. MIESZALA
                                          James R. Mieszala, Chief
                                          Executive Officer, President
                                          (Principal Executive Officer) and
                                          Assistant Secretary


August 27, 1997                           /s/ DENNIS CONLEY
                                          Dennis Conley, Vice
                                          President -  Finance and Treasurer
                                          (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



August 27, 1997                           /s/ ANDRE C. DIMITRIADES
                                          Andre C. Dimitriades, Chairman of the
                                          Board



August 27, 1997                           /s/ W. JAMES NICOL
                                          W. James Nicol, Director and Secretary




August 27, 1997                           /s/ D. MARK WEINBERG
                                          D. Mark Weinberg, Director




August 27, 1997                           /s/ DR. TIMOTHY TRICHE
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

     3.5  Certificate of Amendment of Certificate of
          Incorporation of the Company, as filed with the Secretary of State of Delaware on November 8, 1996 (incorporated by reference to Form 10-Q for the quarter ended January 31,
          1997).

     3.6  Amended and Restated By-Laws of the Company
          (incorporated by reference to Form 10-Q for the quarter ended January 31, 1996).

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

     10.8*  Letter Agreement dated November 13, 1996, between W.
            James Nicol and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31,
            1997).

     10.9*+ Severance Agreement dated August 10, 1997, between W. James Nicol and the Company.

     10.10* Employment Agreement, dated as of September 9, 1996, between the Company and James R. Mieszala (incorporated by reference to Current Report on Form 8-K dated
             September 16, 1996).

     10.11*  Letter Agreement dated November 13, 1996, between James
             R. Mieszala and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

     10.12* Employment Agreement, dated as of September 9, 1996, between the Company and Paul S. Jurewicz (incorporated by reference to Current Report on Form 8-K dated September 16, 1996).

     10.13*  Letter Agreement dated November 13, 1996, between Paul
             S. Jurewicz and the Company and guaranteed by Transworld Home HealthCare, Inc. (incorporated by reference to Form 10-Q for the quarter ended January 31, 1997).

     10.14 Assets Purchase Agreement, dated as of March 27, 1994, between the Registrant, Murray Pharmacy Too, Inc. and the Shareholders named therein (incorporated by reference to Current Report on Form 8-K dated April 1, 1994).

     10.15 Assets Purchase Agreement, dated as of March 27, 1994, between HMI Retail Corp., Murray Pharmacy, Inc. and the Shareholders named therein (incorporated by reference to Annual Report on Form 10-K filed August 2, 1994).

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

   10.20 Security Agreement and Mortgage Trademarks and Patent, dated as of March 31, 1994, among Health Management, Inc., Home Care Management, Inc., Health Reimbursement Corporation, HMI Retail Corp., Inc., HMI Pennsylvania, Inc. and HMI Maryland, Inc. and Chemical Bank for itself and the Lenders named therein (incorporated by reference to Current Report on Form 8-K dated April 14, 1995).

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

   10.22 Forbearance Agreement, dated as of November 13, 1996, between the Company and Transworld Home Healthcare, Inc. (incorporated by reference to the Form 8-K dated November 13, 1996).

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

   10.27 Amended Stipulation of Partial Settlement dated December 19, 1996, between the Company and the Representative Plaintiffs (incorporated by reference to Form 8-K, dated December 23, 1996).

   10.28 Agreement and Plan of Merger, dated November 13, 1996, as amended, among IMH Acquisition Corp., Transworld Home HealthCare, Inc. and the Company (incorporated by reference to Annex I to the definitive Proxy Statement on Schedule 14A dated June 16, 1997).

   10.29 Stock Purchase Agreement dated as of November 13, 1996, between the Company and Transworld Home HealthCare, Inc. (incorporated by reference to Form 8-K dated November 13, 1996).

   10.30* 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996).

   10.31* 1996 Employee Stock Option Plan (incorporated by reference to
          Schedule 14A dated October 9, 1996)

   10.32* 1997 Employee Stock Purchase Plan (incorporated by reference to
          Schedule 14A dated October 9, 1996)

   10.33+ Restated Stipulation of Partial Settlement, dated April 23, 1997, between the Company and the Representative Plaintiffs.

   10.34+ Amendment to Merge Agreement dated July 7, 1997, between the
          Company, Transword HealthCare, Inc. and IMH Acquisition Corp.

   10.35 Letter Agreement, dated August 13, 1997, between the Company and Counsel Corporation (incorporated by reference to Form 8-K dated August 15, 1997).

      11+ Statement re Computation of Per Share Earnings.

      27+ Financial Data Schedule

    99.1+ Final Judgement and Order of Partial Dismissal of Action, dated
          June 9, 1997.