Form 10-Q
period 1997-07-31
HEALTH MANAGEMENT INC/DE
filed 1997-09-17
CIK 791164

DRAFT OF SEPTEMBER 16, 1997 WITHOUT CHANGES MARKED

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For Quarter Ended July 31, 1997  Commission File No. 0-18472

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

YES     X               NO

As of September 16, 1997, there were outstanding 18,294,474 shares of common stock, $.03 par value, of the Company ("Common Stock").

                             HEALTH MANAGEMENT, INC.

                                  July 31, 1997

                                TABLE OF CONTENTS


                                                                                       Page No.
Part I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . .            3

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . .  . . . . . . . . . . . . . .            3-20

Part II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .            21-23

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . .            24

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .            24

          Item 4.   Submission of Matters to a Vote of
                    Security Holders  . . . . . . . . . . . . . . . . . . . .            24

          Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .            24

          Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .            24-28

          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28

          EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          The condensed consolidated financial statements of Health Management, Inc. (the "Company") begin on the page following Item 2 of this Part I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY STATEMENT

All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; changes or conditions affecting the Merger Agreement and other transactions with Transworld HealthCare, Inc., a New York corporation ("Transworld"), described below, including Transworld's willingness not to proceed against the Company for being in default under the Credit Agreement; competitive factors; the ability of the Company to adequately defend or reach a settlement of outstanding litigation and investigations involving the Company or its management; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; management and employee turnover; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

         The Company was in default under its Credit Agreement with Chase Manhattan Bank, N.A., as agent and lender. This senior debt, the principal amount of which aggregated approximately $28.35 million, was acquired by Transworld on November 13, 1996, the date on which Transworld entered into the Stock Purchase Agreement (defined below) and the Merger Agreement (defined below) with the Company. Also, on November 13, 1996, Transworld agreed to forbear until December 12, 1996 from exercising any remedies under such bank debt and agreed, in its discretion, to loan the Company up to an additional $3.0 million under the Company's revolving credit facility. As of December 12, 1996, the Forbearance Agreement was further extended until December 23, 1996 and the availability under the Company's revolving credit facility was further increased by up to an additional $2.0 million, subject to certain conditions and at the discretion of Transworld. At the closing of the Stock Purchase Agreement, of the $8,964,292 of cash proceeds, $4.7 million was applied to repay all loans of Transworld to the Company from November 13, 1996 through January 13, 1997 and $.1 million was applied toward interest on amounts covered under the Credit Agreement. Since that time and until May 1997, the revolving credit facility had been frozen; however, Transworld continued to extend the Forbearance Agreement in short term intervals. From May through July 1997, the Company received additional advances of $1.4 million from Transworld pursuant to the revolving credit facility; however, the Forbearance Agreement expired on July 15, 1997, and the Company is currently in default under its credit agreement. In addition, Hyperion Partners II, L.P., the majority stockholder of Transworld, acquired the obligations of the Company due to Foxmeyer Drug Co., Bindley Western, Inc. and Caremark, Inc. which, in the aggregate, amounted to approximately $18.3 million. Hyperion has agreed to contribute the obligations purchased from Foxmeyer Drug Co., and Bindley Western Inc. to Transworld in exchange for stock of Transworld.


         There have been no improvements in the lines of credit available to the Company as a result of entering into and consummating the Stock Purchase Agreement and entering into the Merger Agreement.


         The Company continues to experience severe financial difficulties. If the Company is not stabilized through the Merger transaction or an alternative transaction is not consummated in the near future or if Transworld or Hyperion does not advance additional funds to the Company, the Company may file for protection under the Federal bankruptcy laws.

Transactions with Transworld HealthCare, Inc. On November 13, 1996, Transworld acquired the bank debt of the Company that was outstanding under the Credit Agreement, dated March 31, 1995 (the "Credit Agreement"), among the Company, Chase Manhattan Bank, as agent, and the guarantors and lenders named therein, the principal amount of which aggregated $28.35 million. The Company was in default under various covenants contained in the Credit Agreement and Transworld agreed to forebear until December 12, 1996 from exercising any remedies under the Credit Agreement and agreed, in its discretion, to loan the Company up to an additional $3.0 million under the Company's revolving credit facility. The forbearance agreement was subsequently extended in short term intervals until July 15, 1997 and the

Company's revolving credit facility was increased by up to an additional $2.0 million on December 23, 1996.

         Also on November 13, 1996, the Company entered into a Stock Purchase Agreement with Transworld, pursuant to which Transworld agreed to acquire 8,964,292 newly issued shares of Common Stock, representing 49% of the outstanding Common Stock, as well as an option to purchase an additional 746,713 of the Common Stock at $1.00 per share. The closing of this transaction occurred on January 13, 1997. The consideration for the Shares included: (i) the execution by Transworld of the Merger Agreement (defined below), (ii) the purchase by Transworld of the rights of the Company's senior lenders under the Credit Agreement, (iii) the extension by Transworld of the expiration date under the Forbearance Agreement, (iv) the extension by Transworld of additional amounts under the revolving credit facility, subject to certain conditions and at Transworld's discretion, (v) the cancellation by Transworld of rights granted to the lenders to warrants of the Company, and (vi) $1.00 per share of Common Stock. Of the $1.00 per share consideration, which aggregates approximately $8.9 million, approximately $4.6 million was applied toward repayment of amounts loaned to the Company under the revolving credit facility subsequent to November 13, 1996 through January 13, 1997, and approximately $.1 million was applied towards payment of outstanding interest under the Credit Agreement. If Transworld exercises its option, it will own 51% of the outstanding common stock of the Company.

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

         On August 1, 1997, Transworld informed the Company that Transworld's lenders had not yet consented to the Merger and Transworld would not be able to consummate the Merger in the near future. Transworld and the Company began to explore alternative transactions, including those involving bankruptcy filings. On August 14, 1997, Transworld announced that it had entered into an agreement with Counsel Corporation, a Canadian corporation ("Counsel"), relating to the sale of substantially all of the business and assets of the Company. Pursuant to the agreement, Counsel will purchase the assets of the Company for $40 million, subject to certain conditions. While the Company is not a party to the agreement between Transworld and Counsel, the Company has agreed to allow Counsel to conduct due diligence and has agreed to refrain from discussing transactions with other potential buyers until September 30, 1997 or such earlier date after September 3, 1997 as instructed by Transworld

Transworld has informed the Company that it intends to consummate the Merger subject to certain conditions, including bank approval, immediately prior to the sale of the assets to Counsel. Such sale is currently scheduled for September 30, 1997


Significant Litigation. The Company has been named as a defendant in a consolidated stockholder class action lawsuit and as a nominal defendant in two derivative suits. With respect to the consolidated stockholder class action lawsuit, the Company entered into a Stipulation of Partial Settlement with the plaintiffs' counsel and on September 18, 1996 such Stipulation of Partial Settlement received preliminary court approval (the "Original Settlement"). The Original Settlement provided for, among other things, the payment by the Company of $2 million in cash, the issuance of 2,200,000 shares of Common Stock and warrants to purchase 2,200,000 shares of Common Stock. On December 19, 1996 the Company entered into an Amended Stipulation of Partial Settlement providing for, among other things, a $7.2 million cash payment. Preliminary approval of the Amended Stipulation of Partial Settlement was granted by the U.S. District Court for the Eastern District of New York, on December 20, 1996. As a condition to Transworld's obligation to consummate the Merger, the Amended Stipulation of Partial Settlement was further amended on April 23, 1997, to provide for a reduced cash settlement in the amount of $4.55 million, and court approval of such amended settlement was received on June 9, 1997. The Restated Stipulation of Partial Settlement provides for the settlement of the lawsuit as against the Company of $4.55 million in cash, of which $3.2 million was paid at the time the Restated Stipulation of Partial Settlement became final. The remaining $1.35 million is to be paid at the effective time of the Merger. The Company is in the process of negotiating with its directors and officers' liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and any payments received from such carrier may reduce the Company's liability with respect to such settlement. After the Company announced that it would have to restate its financial statements for the first and second quarters of fiscal 1997, the Company and certain executive officers were named as defendants in a purported stockholder class action lawsuit.

Management and Employee Turnover. Effective May 1, 1996, W. James
Nicol, an experienced health care executive, was named Chief Executive Officer and President of the Company, succeeding the office of the Chief Executive Officer of the Company which was formed when Clifford E. Hotte resigned in February 1996. James R. Mieszala, formerly of Caremark, Inc., who became president of Home Care Management, Inc., a wholly-owned operating subsidiary of the Company, in January 1996, was named Chief Operating Officer of the Company effective May 10, 1996. Paul S. Jurewicz, formerly of Caremark, Inc., who became Chief Financial Officer of the Company in December 1995 was also named the Executive Vice President of the Company in April 1996. Mr. Jurewicz resigned, effective January 10, 1997, to assume a new position. Mr. Nicol assumed the additional duties of the Chief Financial Officer effective January 10, 1997 and in March 1997 the Company retained outside financial consultants to also provide support in the financial area. In July 1997, Mr. Dennis J. Conley joined the Company to provide support in the financial area; in August, he was appointed Vice President of Finance. Mr. Mieszala assumed the additional duties of President and Chief Executive Officer from Mr. Nicol effective August 11, 1997. Mr. Nicol remains on the Board of Directors.

         The Company has experienced substantial turnover of its management group and, as a result of financial uncertainty surrounding the Company, its employees over the past twenty months and several of the Company's executive officers have been in their current position for only a limited period of time. The Company's future depends, in large part, upon its ability to obtain, retain and replace its staff . Also, the Company's ability to successfully conclude the Transworld transaction may depend on its ability to retain its key personnel to manage through the transition. There can be no assurances that the Company will be successful in its efforts to retain such personnel.

Introduction of New Antipsychotic Drugs; Blood Monitoring. In October, 1996, Olanzapine, a new antipsychotic agent for the treatment of schizophrenia, was introduced into the market. The Company also expects several additional antipsychotic drugs to be introduced in the next year, based upon the recent history of such new products having been introduced into the market and the present pipeline of potential new products in various stages of the Food and Drug Administration review process. The Company anticipates providing these new drugs to schizophrenic patients as it broadens its LifecareTM Program. Management believes that the introduction of Olanzapine has been a factor in the recent decline of the Company's Clozapine customer base (approximately 17% since October 1996 including an approximately 9% decline attributable to the closure of three offices) as physicians preferentially prescribe Olanzapine for treatment of schizophrenia. Because Olanzapine does not require weekly blood monitoring, and therefore is less costly than Clozapine, and because the relative efficacy of Olanzapine is still uncertain, the Company cannot predict the ultimate effect on its customer base and, in turn, its financial condition from the introduction of Olanzapine. The Company also cannot predict the effect on its financial condition of the introduction of other antipsychotic drugs.

         In addition, the Company's Clozaril Patient Management Business ("CPMB") contains multiple components including weekly blood draws to test for a side effect associated with Clozapine. On July 14, 1997, an advisory committee of the FDA recommended potential changes to reduce the need for and frequency of the blood test monitoring. At this time, there is no certainty regarding whether the FDA will accept the recommendations of the committee, decide not to make any changes for the time being, or make some other changes in the frequency of or requirement for monitoring. The Company derives a significant portion of its gross margin from the sale of Clozapine from the fees related to the weekly monitoring. Any change in the requirement for or frequency of monitoring could materially effect the Company's results of operations and cash flows. After consideration of the negative impact on cash flows from the reduction of blood monitoring revenues, introduction of competitive products and other factors, the carrying value of the goodwill associated with the original purchase of the Clozapine business was written off during the fourth quarter of fiscal year ending April 30, 1997.

RESULTS OF OPERATIONS

Three months ended July 31, 1997 compared to July 31, 1996

The Company's revenues were $38.7 million for the quarter ended July 31, 1997, a decrease of $1.9 million or 4.6% from the revenues of $40.5 million for the three months ended July 31, 1996. The decrease in revenues is due to (a) the effects of a general downward pressure on reimbursement levels exacerbated by the shift of the Company's reimbursement sources to either Medicare, Medicaid or drug cards, all of which tend to reimburse at lower rates than commercial indemnity payors, (b) the continued decline in patients and related revenues from the Clozaril(R) Patient Monitoring Business and (c) the closure of six offices, two of which had a high percentage of sales of Clozaril.

Gross profit margins were 19.3% for the quarter ended July 31, 1997, as compared to 21.4% for the quarter ended July 31, 1996. The decrease in the gross profit rate represents an overall reduction in reimbursement rates from third party payors, as described above, and the closure of six offices, including two which had a high percentage of sales of Clozaril, a product line with the Company's highest gross margin.

Operating expenses for the quarter ended July 31, 1997 were $9.9 million, an increase of $0.8 million or 9.1% over the quarter ended July 31, 1996. This increase was principally attributable to an increase in the provision for doubtful accounts due to higher estimated loss rates being applied to the various aging categories of receivables, especially in the receivables being collected by the Company's Long Island, New York, office where historical collection efforts were hampered by inadequate staffing partially offset by a decrease in general and administrative expenses achieved through the closure of six offices, tightened cost containment policies and a small decrease in legal and accounting expenses and, following the completion of a computer conversion during the later half of the quarter, a decrease in consulting expenses.

Loss from operations for the quarter ended July 1997 was ($2.5) million, an increase of $2.0 million from the quarter ended July 31, 1996. The increase in the loss from operations is a result of the decrease in revenues and gross profit rate and the increase in operating expenses discussed above.

Interest expense for the quarter ended July 31, 1997 was $.9 million, an increase of $0.1 million, or 17.7%, over the quarter ended July 31, 1996. This increase is attributable to increased borrowings under the revolving credit facility partially offset by reduced interest expense related to the Company's term loan due to principal reductions.

Loss before income taxes for the quarter ended July 31, 1997 was ($3.3) million, an increase of $2.2 million from the quarter ended July 31, 1996. The increase is attributable to the reduced revenues and gross profit margins and increased operating and interest expenses.

Income taxes for both periods are less than the statuory rate since the Company, in accordance with generally accepted accounting principles, did not record the benefit, if any, of the potential net operating loss carryforward because of the uncertainty of its future realization. The Company did incur state income taxes during the quarter ended July 31, 1996 in certain states in which it does business.

Net loss for the quarter ended July 31, 1997 was ($3.3) million, an increase of $2.1 million from the quarter ended July 31, 1996 for the reasons explained above.

Primary and fully diluted loss per common share for the quarter ended
July 31, 1997 were both ($0.18) compared to ($0.14) for the quarter ended July 31, 1996. The weighted average number of shares outstanding used in the calculation of primary and fully diluted earnings per share was 18,294,474 for the quarter ended July 31, 1997 and 9,328,240 and 9,333,528, respectively, for the quarter ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit at July 31, 1997 was ($25.7) million, a decrease of $3.4 million from the ($22.3) million at April 30, 1997. Current assets decreased $2.3 million due to a decrease in net accounts receivable of $1.3 million, a decrease in inventory of $0.7 million and a decrease in prepaid expenses of $0.3 million.

Current liabilities increased $1.1 million principally due to a decrease in accounts payable of $0.2 million, a decrease in accrued unusual charges and settlement costs of $.1 million, and an increase in amounts due to affiliates of $1.4 million.

The Company continues to experience monthly operating losses and negative cash flows. Accordingly, the Company is not generating sufficient cash flows from current revenues to meet its expenses. While the Company is continuing to experience difficulties in collecting accounts receivable, management anticipates that the Company may be able to make sufficient collections, particularly from older accounts receivable, to meet its immediate cash flow needs. There can be no assurance, however, that the Company will be able to collect accounts receivable in a timely manner.

The Company is in default under various covenants contained in the Credit Agreement and, since July 1997, has not made payments of interest thereunder. The Forbearance Agreement between Transworld and The Company has not been extended past July 15, 1997, but, as of the date hereof, Transworld has not pursued any of its remedies under the Credit Agreement. During the period May through July 1997, the Company received additional net advances of $1.4 million from Transworld under its revolving credit facility. In September 1997, the Company received a tax refund of approximately $2.9 million, which refund was applied to reduce the Company's indebtedness to Transworld.

In order to meet its ongoing cash flow requirements and continue its operations, the Company may be dependent upon further cash infusions from Transworld. In light of Transworld's agreement with Counsel, Transworld's principal stockholder, Hyperion, has indicated a willingness to provide the Company with additional liquidity. However, neither Transworld nor Hyperion is obligated to provide the Company with additional funds.

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

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


              Index to Condensed Consolidated Financial Statements

                                                                                           Page No.
Balance Sheets as of July 31, 1997 (Unaudited)
and April 30, 1997 (Audited)  . . . . . . . . . . . . . . . . . . . . . . . . .             11

Statements of Operations for the Three Months Ended
July 31, 1997 and July 31, 1996 (Unaudited) . . . . . . . . . . . . . . . . . .             13

Statements of Cash Flow for the Three Months Ended July 31, 1997 and July 31, 1996
(Unaudited). . . . .. . .. . . . . . . . . . . . . .  .. . .  . . . . .. .. . .             14

Statement of Stockholders' Equity (Deficit) for the Three Months
Ended July 31, 1997 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .             15

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . .             16-20

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  ($ in 000's)


                                                  July 31, 1997    April 30, 1997
                                                   (Unaudited)       (Audited)

CURRENT ASSETS:
Cash and cash equivalents                           $ 1,162          $ 1,134
Accounts Receivable, Less Allowance for
Doubtful Accounts of approximately
    $18.6 million and $16.0 million,
    respectively                                     25,536           26,898
Inventories                                           6,417            7,108
Tax Refund Receivable                                 2,861            2,861
Prepaid expenses and other                              147              442
                                                    -------          -------
Total Current Assets                                 36,123           38,443

IMPROVEMENTS and EQUIPMENT, Less
Accumulated Depreciation and
Amortization                                          2,353            2,327

OTHER                                                   237              219
                                                    -------          -------
                                                    $38,713          $40,989
                                                    =======          =======



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries
                      Condensed Consolidated Balance Sheets
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                  ($ in 000's)

                                                  July 31, 1997    April 30, 1997
                                                   (Unaudited)       (Audited)

CURRENT LIABILITIES:
Accounts Payable:
 Trade                                              $ 5,609          $ 5,816
 Due to Hyperion                                     15,330           15,330
                                                    -------          -------
      Total Accounts Payable                         20,939           21,146
Accrued Unusual Charges and
 Settlement Costs                                     1,400            1,453
Accrued Expenses                                      4,060            4,043
Current Maturities of
Debt And Other Obligations:
 Due to Transworld                                   31,568           30,168
 Due to Hyperion                                      3,000            3,000
 Other                                                  896              890
                                                    -------          -------
TOTAL CURRENT LIABILITIES                            61,863           60,700

Debt and Other Obligations,
Less Current Maturities                                 835              936
                                                    -------          -------
TOTAL LIABILITIES                                    62,698           61,636

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock-$.01 Par Value:
Shares Authorized - 1,000,000
Issued and Outstanding, none
Common Stock-$.03 Par Value:
Shares Authorized - 39,000,000
Issued and Outstanding-18,294,474                       549              549
Additional Paid-in Capital                           45,958           45,958
Accumulated Deficit                                 (70,492)         (67,154)
                                                    -------          -------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (23,985)         (20,647)
                                                    -------          -------
                                                    $38,713          $40,989
                                                    =======          =======



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.

                                And Subsidiaries

                   Condensed Consolidated Statements of Operations
                                   (Unaudited)
                         ($ in 000's, except per share)

                           Three Months Ended July 31


                                                      1997            1996

Revenues                                            $38,652          $40,523
Cost of Sales                                        31,202           31,862
                                                    -------          -------
Gross Profit                                          7,450            8,661

Operating Expenses:

       Selling                                        1,268            1,233
       General and Administrative                     5,857            6,220
       Provision for Doubtful Accounts                2,793            1,635
                                                    -------          -------
                                                      9,918            9,088
                                                    -------          -------

Loss from Operations                                 (2,468)            (427)

Interest Expense                                        870              739
                                                    -------          -------

Loss Before Income Taxes                             (3,338)          (1,166)

Income Taxes                                             --              122
                                                    -------          -------

Net Loss                                            $(3,338)         $(1,288)
                                                    =======          =======

Loss Per Common Share:
Primary                                             ($ 0.18)         ($ 0.14)
Fully Diluted                                       ($ 0.18)         ($ 0.14)

Weighted Average Shares Outstanding
Primary                                          18,294,474        9,328,240
Fully Diluted                                    18,294,474        9,333,528



            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

                  Condensed Consolidated Statement of Cash Flow
                       For The Three Months Ended July 31
                                  ($ in 000's)

                                                                  (Unaudited)
                                                            1997            1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                   $(3,338)       $(1,288)
Adjustments to Reconcile Net
Loss to Net Cash Used In
Operating Activities:
Depreciation & Amortization                                    225            646
Provision for Doubtful Accounts                              2,793          1,635
Deferred Taxes                                                  --           (550)
Increase (Decrease) in Cash Flows
From Changes in Operating Assets
and Liabilities:
Accounts Receivable                                         (1,431)        (2,138)
Inventories                                                    691           (411)
Prepaid Expenses and Other                                     295            252
Other Assets                                                   (18)          (124)
Accounts Payable                                              (207)          (416)
Accrued Expenses                                                17           252
Accrued Unusual Charges and
    Settlement Costs                                           (53)        (1,408)
Tax Refund Receivable                                           --          2,155
                                                           -------        -------
Net Cash Used In
  Operating Activities                                      (1,026)        (1,395)

Cash Flows from Investing Activities:
Capital Expenditures                                          (251)          (203)
                                                           -------        -------
Net Cash Used In Investing Activities                         (251)          (203)
Cash Flows from Financing Activities:
Increase in Revolving Credit Facility                        1,400             --
Principal Payments on Debt
    and Other Obligations                                      (95)           (96)
                                                           -------        -------
Net Cash Provided By (Used In)
     Financing Activities                                    1,305            (96)

Net Increase (Decrease) in Cash & Cash
    Equivalents                                                 28         (1,694)
Cash and Cash Equivalents, at Beginning
        of Period                                            1,134          3,280
                                                           -------        -------
Cash and Cash Equivalents, at End
        of Period                                          $ 1,162        $ 1,586
                                                           =======        =======

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest                                     $   523        $   433
Cash Paid <Refund> for Taxes                               $     6        $(1,712)


            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                And Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                        Three Months Ended July 31, 1997


                                 (Unaudited)
                                  $ in 000's

                                  Common Stock                Additional
                                 $.03 Par Value                Paid-in      Accumulated
                                   Shares         Amount       Capital        Deficit          Total
                                 --------------   ------      ----------   -------------       -----

Balance May 1, 1997               18,294,474       $549         $45,958      ($67,154)        ($20,647)

Net Loss for the
  Three Months Ended
  July 31, 1997                           --         --              --      (  3,338)        (  3,338)
                                  ----------       ----         -------      --------         --------
Balance July 31, 1997             18,294,474       $549         $45,958      ($70,492)        ($23,985)
                                  ==========       ====         =======      ========         ========


            See Notes to Condensed Consolidated Financial Statements

                             HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:     BASIS OF PRESENTATION

The condensed consolidated financial statements include Health Management, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's ability to continue as a going concern depends on (a) the continuing financial and operating support from Transworld and the consummation of the merger with Transworld or, should the merger not occur, alternative means of financial and operating support; (b) continuing satisfactory relations with its suppliers; and
(c) the satisfactory resolution of the Company's litigation (Note 2). Accordingly, there continues to be substantial doubt about the Company's ability to continue as a going concern.

If the Merger or an alternative transaction is not consummated or Transworld or Hyperion does not advance additional funds to the Company, the Company may seek protection under Federal bankruptcy laws. Should the Company seek bankruptcy, it is likely the carrying value of assets will be adversely affected. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed consolidated financial statements included herein are unaudited and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 1997. The results of operations for periods for the interim periods are not necessarily indicative of the operating results for the whole year.

NOTE 2:     CONTINGENCIES


The Company and certain of its former directors and officers and its current outside auditors, BDO Seidman, have been named as defendants in a consolidated securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This consolidated action alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated action represented a class of persons who purchased shares of Common Stock between August 25, 1994 and

February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the shares of Common Stock that allegedly resulted from the Company's February 1996 announcements. The Company reached a settlement of the consolidated action which received court approval on June 9, 1997. The settlement provided for a cash payment of $4.55 million of which $3.2 million was paid at the time the court's approval of the settlement became final and the remaining $1.35 million is to be paid at the effective time of the Merger. The Company has been in the process of negotiating with its directors and officers liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce the Company's liability with respect to such settlement.

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

The Company, BDO Seidman, LLP, Transworld and Messrs. Nicol, Jurewicz and Mieszala have been named as defendants in an amended class action lawsuit served on September 12, 1997 and pending in the United States District Court for the Eastern District of New York entitled Dennis Baker, et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646 (formerly entitled Nicolas Volonnino, et. al. v. HMI et. al). This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by the Company in connection with certain of its securities filings and press releases. The action purports to represent a class of persons who purchased shares of Common Stock between April 26, 1996 and March 17, 1997 inclusive, the date the Company announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with Transworld. The action seeks unspecified compensatory damages. The Company intends to vigorously defend itself in this action.

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

On June 4, 1997, the Company commenced an action in the United States
District Court for the Eastern District of New York entitled Health Management, Inc. v. Clifford E. Hotte, Robert Clifton, Robert Heiser, Christopher DeMarzo, Crystal Collard, Clementine Ceglia, and Virginia Belloise. The complaint alleges that Messrs. Hotte, Clifton, Heiser, and DeMarzo and Ms. Collard and Ceglia breached their respective employment agreements with HMI by competing against the Company, soliciting its customers and employees, and/or disclosing or using confidential information. The complaint also alleges that Clifford E. Hotte and Virginia Belloise breached their fiduciary duties while serving as members of the Company's Board of Directors. Finally, the complaint alleges that Pharmaceutical Care Services, Inc. interfered with the contractual relations between the Company and the above-referenced individuals. A hearing on the Company's application for a preliminary injunction was held on June 12, 1997, and the Magistrate issued his Report and Recommendations on July 10, 1997 that the preliminary injunction be granted against defendants Hotte, Clifton and DeMarzo but not against the other defendants. Hotte, Clifton and DeMarzo filed their objections to the Magistrate's Report and Recommendation on July 21 and 24, 1997, and the Company filed its opposition to the defendants' objections on July 29, 1997.

The outcomes of certain of the foregoing lawsuits and the investigation are uncertain and the ultimate outcomes could have a material adverse effect on the Company.

NOTE 3:   SUBSEQUENT EVENTS

On August 1, 1997, Transworld indicated that it was unable to obtain the consent of its bank to conclude the merger with the Company. Neither Transworld or the Company has terminated the merger agreement; however, the merger agreement is subject to termination by either party for any reason. Transworld and the Company are discussing potential alternative transactions. On August 14, 1997, Transworld announced that it had entered into an agreement with Counsel relating to the sale of substantially all of the business and assets of the Company. Pursuant to the agreement, Counsel will purchase the assets of the Company for $40 million, subject to certain conditions. While the Company is not a party to the agreement between Transworld and Counsel the Company has agreed to allow Counsel to conduct due diligence and has agreed to refrain from discussing transactions with other potential buyers until September 30, 1997 or such earlier date after September 3, 1997 as instructed by Transworld. Transworld has notified the Company that it intends to consummate the Merger subject to certain conditions, including bank approval, immediately prior to the sale of the assets to Counsel. Such sale is currently scheduled for September 30, 1997.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and certain of its former directors and officers and its current outside auditors, BDO Seidman, have been named as defendants in a consolidated securities fraud lawsuit filed on February 29, 1996 in the United States District Court for the Eastern District of New York entitled In re Health Management, Inc. Securities Litigation, Master File No. 96 Civ. 0889 (ADS). This consolidated action alleged claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged misrepresentations and omissions by the Company in connection with certain of its previous securities filings. The consolidated action represented a class of persons who purchased shares of Common Stock between August 25, 1994 and February 27, 1996, the date the Company announced that it would have to restate certain of its financial statements. The consolidated action sought unspecified monetary damages reflecting the decline in the trading price of the shares of Common Stock that allegedly resulted from the Company's February 1996 announcements. The Company reached a settlement of the consolidated action which received court approval on June 9, 1997. The settlement provided for a cash payment of $4.55 million of which $3.2 million was paid at the time the court's approval of the settlement became final and the remaining $1.35 million is to be paid at the effective time of the Merger. The Company has been in the process of negotiating with its directors and officers liability insurance carrier with respect to coverage for damages in connection with the stockholder class action lawsuit and certain payments received from such carrier may reduce the Company's liability with respect to such settlement.

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

The Company, BDO Seidman, LLP, Transworld and Messrs. Nicol, Jurewicz and Mieszala have been named as defendants in an amended class action lawsuit served on September 12, 1997 and pending in the United States District Court for the Eastern District of New York entitled Dennis Baker, et al. v. Health Management, Inc., BDO Seidman, LLP, Transworld Healthcare, Inc., W. James Nicol, Paul S. Jurewicz and James Mieszala, 97 Civ. 1646 (formerly entitled Nicolas Volonnino, et. al. v. HMI et. al.). This action alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder arising out of misrepresentations and omissions by the Company in connection with certain of its securities filings and press releases. The action purports to represent a class of persons who purchased shares of Common Stock between April 26, 1996 and March 17, 1997, inclusive, the date the Company announced that it would have to restate certain of its financial statements and that it was renegotiating its deal with Transworld. The action seeks unspecified compensatory damages. The Company intends to vigorously defend itself in this action.

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

On June 4, 1997, the Company commenced an action in the United States District Court for the Eastern District of New York entitled Health Management, Inc. v. Clifford E. Hotte, Robert Clifton, Robert Heiser, Christopher DeMarzo, Crystal Collard, Clementine Ceglia, and Virginia Belloise. The complaint alleges that Messrs. Hotte, Clifton, Heiser, and DeMarzo and Ms. Collard and Ceglia breached their respective employment agreements with HMI by competing against the Company, soliciting its customers and employees, and/or disclosing or using confidential information. The complaint also alleges that Clifford E. Hotte and Virginia Belloise breached their fiduciary duties while serving as members of the Company's Board of Directors. Finally, the complaint alleges that Pharmaceutical Care Services, Inc. interfered with the contractual relations between the Company and the above-referenced individuals. A hearing on the Company's application for a preliminary injunction was held on June 12, 1997, and the Magistrate issued his Report and Recommendations on July 10, 1997 that the preliminary injunction be granted against defendants Hotte, Clifton and DeMarzo but not against the other defendants. Hotte, Clifton and DeMarzo filed their objections to the Magistrate's Report and Recommendation on July 21 and 24, 1997, and the Company filed its opposition to the defendants' objections on July 29, 1997.

The outcomes of certain of the foregoing lawsuits and the investigation are uncertain and could have a material adverse effect on the Company.

ITEM 2.   CHANGE IN SECURITIES - NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company is presently in default in its Credit Agreement with Transworld for non-payment of principal in the aggregate amount of $31.6 million. The Forbearance Agreement expired on July 15, 1997. Although the agreement has not been extended, Transworld has not elected as of this date to exercise its rights pursuant to the Forbearance Agreement.

The Company is also in default under a $3 million subordinated note payable due Hyperion.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 1997, the Company convened a special meeting of its stockholders to vote on the approval and adoption of the Merger Agreement with Transworld. The Merger Agreement was approved by a vote of 10,504,202 shares for and 757,248 shares against, with 51,278 share abstentions and no broker non-votes.

ITEM 5.   OTHER INFORMATION - NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

10.9*        Severance Agreement dated August 10, 1997, between W. James Nicol and the Company (incorporated by reference to Form 10-K for the year ended April 30, 1997).

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

10.30*       1996 Non-Employee Director Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996).

10.31*       1996 Employee Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996)

10.32*       1997 Employee Stock Purchase Plan (incorporated by reference to Schedule 14A dated October 9, 1996)

10.33        Restated Stipulation of Partial Settlement, dated April 23, 1997, between the Company and the Representative
             Plaintiffs. (incorporated by reference to Form 10-K for the year ended April 30, 1997)

10.34        Letter Agreement, dated August 13, 1997, between the Company and Counsel Corporation (incorporated by reference to Form 8-K dated August 15, 1997).

27+          Financial Data Schedule


*            Management contract or compensatory plan or arrangement.

+         Filed with this Report.



          (b)  Reports on Form 8-K

               The Company did not file any Current Reports on Form 8-K during the fiscal quarter ending July 31, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Lake, State of Illinois, on the 17th day of September, 1997.



                                   HEALTH MANAGEMENT, INC.
                                   (Registrant)



                                   By:  /s/  James R. Mieszala


                                        James R. Mieszala
                                        (Principal Executive Officer)




                                   By:  /s/ Dennis J. Conley


                                        Dennis J. Conley
                                        (Principal Financial Officer)


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

         3.6 Amended and Restated By-Laws of the Company (incorporated by reference to Form 10-Q for the quarter ended January 31,
                  1996).

         4.1 Form of 10% Convertible Subordinated Debenture (incorporated by reference to Form 8-K dated March 4, 199.1).

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

         10.9*    Severance Agreement dated August 10, 1997, between W. James
                  Nicol and the Company. (incorporated by reference to Form
                  10-K for the year ended April 30, 1997)

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

         10.30* 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Schedule 14A dated October 9, 1996).

         10.31*   1996 Employee Stock Option Plan (incorporated by reference to
                  Schedule 14A dated October 9, 1996)

         10.32* 1997 Employee Stock Purchase Plan (incorporated by reference to Schedule 14A dated October 9, 1996)

         10.33    Restated Stipulation of Partial Settlement, dated April 23,
                  1997, between the Company and the Representative Plaintiffs.
                  (incorporated by reference to Form 10-K for the year ended
                  April 30, 1997)

         10.34 Letter Agreement, dated August 13, 1997, between the Company and Counsel Corporation (incorporated by reference to Form 8-K dated August 15, 1997).

         27+      Financial Data Schedule

